Form 10-Q
period 1995-03-31
TCC INDUSTRIES INC
filed 1995-05-12
CIK 96918

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark One)
   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

                                       OR

   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission file number 1-7399

                             TCC INDUSTRIES, INC.
            -----------------------------------------------------
            (Exact name of registrant as specified in its charter)

              Texas                                             74-1366626
- -------------------------------                            --------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

               816 Congress Avenue, Suite 1250, Austin, TX 78701
            -----------------------------------------------------
             (Address of principal executive offices)    (Zip code)

                                (512) 320-0976
            -----------------------------------------------------
              (Registrant's telephone number, including area code)

            -----------------------------------------------------
            (Former name, former address and former fiscal year, if
                           changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
    ---      ---

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes       No
    ---      ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,759,115 shares as of May 12, 1995.

Part I.  Contents of Consolidated Financial Information:


                                                                                                 PAGE NUMBER(S)
                                                                                          ----------------------------
      Consolidated Balance Sheets                                                                  1 - 2

      Consolidated Statements of Operations                                                          3

      Condensed Consolidated Statements of Cash Flows                                                4

      Consolidated Statement of Shareholders' Equity                                                 5

      Notes to Consolidated Financial Statements                                                   6 - 8

      Management's Discussion and Analysis                                                         9 - 11

 Part II.   Other Information                                                                     12 - 13

      Signatures                                                                                    14

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                                 (In Thousands)

                                                                    March 31,                  December 31,
  ASSETS                                                               1995                        1994
                                                                 ---------------              -------------
Current assets:
  Cash and cash equivalents                                               $2,102                     $2,124

  Receivables:
    Trade receivables, net
      of allowance of
      $127 and 121,
      respectively                                                         4,617                      3,339
    Other, including
      interest                                                                65                         97
                                                                 ---------------              -------------
                                                                           4,682                      3,436
                                                                 ---------------              -------------
  Inventories:
    Raw materials                                                            959                        944
    Work in process                                                          340                        164
    Finished goods                                                         6,045                      6,375
                                                                 ---------------              -------------
                                                                           7,344                      7,483
                                                                 ---------------              -------------
  Other                                                                      484                        136
                                                                 ---------------              -------------
      Total current assets                                                14,612                     13,179
                                                                 ---------------              -------------
Property, plant and
  equipment                                                                9,636                      9,659
  Accumulated depreciation                                                (4,890)                    (4,826)
                                                                 ---------------              -------------
                                                                           4,746                      4,833
                                                                 ---------------              -------------
Assets held for sale                                                         380                        409

Intangible assets:
  Goodwill                                                                 1,169                      1,164
  Patents and trademarks                                                      74                         74
                                                                 ---------------              -------------
                                                                           1,243                      1,238
  Accumulated Amortization                                                  (361)                      (347)
                                                                 ---------------              -------------
                                                                             882                        891
                                                                 ---------------              -------------
Other assets                                                                 546                        552
                                                                 ---------------              -------------
      Total assets                                                       $21,166                    $19,864
                                                                 ===============              =============

The accompanying notes are an integral part of the financial statements.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS - continued
                                  (Unaudited)
                      (In Thousands, except share amounts)

    LIABILITIES AND                                                  March 31,                 December 31,
    SHAREHOLDERS' EQUITY                                               1995                        1994
                                                                 ---------------              -------------
Current liabilities:
  Notes payable                                                           $3,267                     $2,200
  Current maturities of
    long-term debt                                                           271                        281
  Accounts payable                                                           798                        600
  Accrued expenses:
      Interest                                                                45                         53
      Other                                                                1,028                      1,133
  Customer deposits                                                          285                         59
                                                                 ---------------              -------------
    Total current
      liabilities                                                          5,694                      4,326

Long-term debt, less
  current maturities                                                       2,059                      2,142
Deferred liabilities                                                         306                        300
                                                                 ---------------              -------------
      Total liabilities                                                    8,059                      6,768
                                                                 ---------------              -------------
Commitments & contingencies

Shareholders' equity:
  Preferred stock, authorized
    2,000,000 shares, no par value,
    no shares issued                                                          --                         --
  Common stock, authorized
    10,000,000 shares, par
    value $1 per share,
    2,840,601 and 2,840,601
    shares, respectively,
    issued                                                                 2,841                      2,841
  Additional paid-in capital                                               8,759                      8,748
  Cumulative foreign currency
    translation adjustment                                                   (16)                       (22)
  Retained earnings
    since January 1, 1985                                                  1,789                      1,770
                                                                 ---------------              -------------
                                                                          13,373                     13,337
  Less treasury stock,
    81,486 and 72,586
    shares, respectively,
    at cost                                                                 (266)                      (241)
                                                                 ---------------              -------------
    Total shareholders'
      equity                                                              13,107                     13,096
                                                                 ---------------              -------------
      Total liabilities
        and shareholders'
        equity                                                           $21,166                    $19,864
                                                                 ===============              =============


The accompanying notes are an integral part of the financial statements.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)
                    (In Thousands, except per share amounts)


                                                                                        For the Three Months Ended
                                                                                                 March 31,
                                                                                        1995                    1994
                                                                                  ---------------          ---------------
Revenue                                                                                    $5,249                   $6,357
Cost of goods sold                                                                          3,460                    4,432
                                                                                  ---------------          ---------------
      Gross profit                                                                          1,789                    1,925

Selling, general and administrative
   expenses                                                                                 1,737                    1,925
                                                                                  ---------------          ---------------

      Operating income                                                                         52                       --
                                                                                  ---------------          ---------------
Other income (expense):
   Interest income                                                                             28                       21
   Interest expense                                                                          (134)                     (98)
   Other net                                                                                   87                      107
                                                                                  ---------------          ---------------
                                                                                              (19)                      30
                                                                                  ---------------          ---------------
Income before provision for
   income taxes                                                                                33                       30

Provision for income taxes:
   Federal                                                                                     11                       11
   State                                                                                        3                        5
                                                                                  ---------------          ---------------
                                                                                               14                       16
                                                                                  ---------------          ---------------

Net income                                                                                    $19                      $14
                                                                                  ===============          ===============
Weighted average number of common and common
   equivalent shares outstanding                                                            2,791                    2,877
                                                                                  ===============          ===============

Income per common and common
   equivalent share                                                                         $0.01                    $0.01
                                                                                  ===============          ===============



The accompanying notes are an integral part of the financial statements.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In Thousands)


                                                                                           For the Three Months Ended
                                                                                                    March 31,
                                                                                            1995                   1994
                                                                                     ---------------          ---------------
Net cash used by operating activities                                                        ($1,017)                 ($1,462)
                                                                                     ---------------          ---------------
Cash flows of investing activities:
     Additions to property, plant and
        equipment                                                                                (73)                    (537)
     Proceeds from sale of assets                                                                134                      361
     Other, net                                                                                   (6)                       2
                                                                                     ---------------          ---------------
     Net cash provided (used) by investing
        activities                                                                                55                     (174)
                                                                                     ---------------          ---------------

Cash flows of financing activities:
     Net borrowings of short-term debt                                                         1,067                    1,617
     Proceeds from long-term debt                                                                 --                      379
     Long-term debt paid                                                                        (108)                     (48)
     Purchase of common stock for treasury                                                       (25)                     (28)
     Other, net                                                                                    3                       --
                                                                                     ---------------          ---------------
     Net cash provided by financing
        activities                                                                               937                    1,920
                                                                                     ---------------          ---------------

Effect of exchange rate changes on cash                                                            3                       --

Net increase (decrease) in cash and
     cash equivalents                                                                            (22)                     284
Cash and cash equivalents at beginning
     of period                                                                                 2,124                    2,111
                                                                                     ---------------          ---------------

Cash and cash equivalents at end of
   period                                                                                     $2,102                   $2,395
                                                                                     ===============          ===============


The accompanying notes are an integral part of the financial statements.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 1995
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                 Cumulative         Retained
                                                                                  Foreign           Earnings
                                                  Par Value of       Addt'l       Currency           Since
                                   Number of         Common          Paid-in     Translation        January     Treasury
                                    Shares           Shares          Capital     Adjustment         1, 1985       Stock      Total
                                   ---------      ------------       -------     ----------         -------     --------     -----
 Balances, January 1, 1995          2,841           $ 2,841          $   8,748     $   (22)         $ 1,770      $  (241)  $ 13,096

 Net income                                                                                              19                      19

 Utilization of net operating
 loss carryforwards                                                         11                                                   11

 Purchase of common stock for
 treasury                                                                                                            (25)       (25)


 Foreign currency
 translation adjustment                                                                  6                                        6
                                    -----           -------          ---------     -------          -------      -------   --------

 Balances
 March 31, 1995                     2,841           $ 2,841          $   8,759     $   (16)         $ 1,789      $  (266)  $ 13,107
                                    =====           =======          =========     =======          =======      =======   ========

   The accompanying notes are an integral part of the financial statements.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Note 1       Summary of Significant Accounting Policies

             The consolidated financial statements include the accounts of TCC Industries, Inc. and Subsidiaries ("the Company"), and have been presented in accordance with the reporting requirements for interim financial statements. Such requirements do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in an Annual Report on Form 10-K. Certain amounts have been reclassified for consistency in presentation. In connection therewith readers are referred to the Company's most recent Annual Report on Form 10-K filed for the year ended December 31, 1994. The information furnished herein reflects all adjustments which, in the opinion of management, are of a normal recurring nature and necessary for a fair statement of the results of interim periods. Such results for interim periods are not necessarily indicative of the results to be expected for a full year, principally due to seasonal fluctuations in wholesale distribution revenue.

             Income Taxes

             The Company and its wholly owned domestic subsidiaries join in filing a consolidated federal income tax return. The provision for income taxes for interim financial reporting is determined utilizing the estimated annual effective tax rate method of allocation. Separate state and foreign income tax returns are filed by subsidiaries where required.

             Statements of Cash Flows

             For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

             Foreign Currency Translation

             The consolidated financial statements of Meyer Europe are translated into U.S. dollars in accordance with SFAS 52, "Foreign Currency Translation". SFAS 52 requires the foreign operations to be translated using current exchange rates for balance sheet items, historical rates for capital accounts, and average exchange rates for income statement items. The resulting translation adjustments are recorded directly into a separate component of shareholders' equity.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  (UNAUDITED)

Note 2 Assets Held for Sale

             Assets held for sale include real estate held by the Company that, in management's opinion, are not required by the Company's continuing operations. At March 31, 1995 and December 31, 1994, the assets held for sale were valued at approximately $380,000 and $409,000, respectively. The assets held for sale are recorded at the lower of cost or net realizable value. Net realizable value has been determined by management after giving consideration to independent appraisals and current market conditions.

Note 3 Commitments and Contingencies

                 A Writ of Summons was filed on or around November 25, 1992, which initiated a civil action against Meyer Machine. Pursuant to this action a complaint was filed March 30, 1993, styled Vicki L. Goodman vs. Meyer Machine Company (Case No. 5544-1992) in the Court of Common Pleas of Lancaster County, Pennsylvania. The plaintiff is requesting judgment for compensatory damages, interest and costs in excess of $20,000, allegedly incurred as a result of an accident involving a piece of equipment claimed to be manufactured by Meyer Machine. Meyer Machine has joined in the suit the party who made certain modifications to the equipment. Such party has asserted cross claims against Meyer Machine, the nature of which are not significantly different from the claims asserted by the plaintiff against Meyer Machine. Meyer Machine has denied liability and intends to vigorously defend the case. In any event, Meyer Machine carries product liability, as well as umbrella insurance coverage. Management does not believe the ultimate resolution of the suit will have a significant impact on the financial position or results of operations of the Company.

                 There are sundry claims pending against certain of the Company's subsidiaries, all of which are incidental to the ordinary course of business and, in the opinion of Company management, should not result in any significant liability.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  (UNAUDITED)

Note 4 Shareholders' Equity

                 During January 1995, the Company purchased in the open market 8,900 shares of its common stock at prices ranging from $2.625 - $2.875 per share. These shares were purchased pursuant to resolutions passed in 1994 by the Company's Board of Directors authorizing the purchase of up to two percent of the Company's outstanding common stock. The purchases in January 1995, along with the 47,000 shares purchased in 1994, completed the Company's purchase of two percent of the outstanding stock and no further purchases have been authorized by the Board of Directors. Costs incurred for the buy-back program have been included in the cost of treasury shares.

                 For purposes of calculating the Company's earnings per share for the three months ended March 31, 1995, the weighted average number of common and common equivalent shares has been used.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                 The following is management's discussion and analysis of the results of operations and financial condition of TCC Industries, Inc. and Subsidiaries ("the Company") during the periods included in the accompanying consolidated financial statements. The discussion below relates to material changes in the results of operations for the three months ended March 31, 1995 as compared to the same periods ended March 31, 1994, and to material changes in the financial condition of the Company occurring since the prior fiscal year end of December 31, 1994. The reader is invited to review Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994 for further details regarding the significant factors affecting the results of operations and financial condition of the Company.

             COMPARISONS OF THE RESULTS OF OPERATIONS FOR THE THREE
                 MONTHS ENDED MARCH 31, 1995 AND MARCH 31, 1994

Revenue

                 Consolidated revenue decreased 17.4% to $5.2 million for the first quarter of 1995 as compared to revenue of $6.4 million in the first quarter of 1994. The decline is the result of lower revenue at both the manufacturing and wholesale distribution segments. Manufacturing revenue decreased in the first quarter by 25.2% to $2.3 million in 1995 from $3.1 million in 1994. The decrease is primarily due to a $882,000 decline in sales of equipment which resulted from the lower backlog at December 31, 1994, when compared to December 31, 1993. The lower backlog was the result of increased competition and continuing weakness in the markets served by the manufacturing segment, which began in the second quarter of 1994. Inquiries and requests for proposals at the manufacturing segment began to increase slightly towards the end of 1994 and has continued into 1995. While the backlog of the manufacturing segment at March 31, 1995 was $1,522,000 versus $3,001,000 at March 31, 1994, new orders received in the second quarter of 1995 indicate that the trend of declining levels of revenue, which began in the second quarter of 1994, may be ending. However, competition continues to make it difficult to win jobs and, therefore, it is too early to tell if the slight improvement in the market is an indication of trends for all of 1995.

                 Wholesale distribution revenue for the first quarter decreased by 10.2% to $2.9 million in 1995 from $3.3 million in 1994. This decline is primarily attributable to the delay in receipt of merchandise from the Far East which had been purchased to fill customers' orders.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED


Gross Profit

                 Gross profit decreased 7.1% to $1.8 million in the first quarter of 1995, as compared to $1.9 million for the same period in 1994. The decline in gross profit results from the lower revenue, discussed above, but was offset by improved gross profit margins. Gross profit margins increased to 34.1% in the first quarter of 1995 as compared to 30.3% in the comparable period of 1994, and can be attributed to improved margins at both the manufacturing and wholesale distribution segments. The manufacturing gross profit margins improved to 32.2% in the first quarter of 1995, up from 27.5% for the same period in 1994. This improvement is primarily the result of a more favorable product mix in the first quarter of 1995 as compared to the same period in 1994. During the first quarter of 1994, the equipment sold by the manufacturing segment contained a higher level of equipment with components that were manufactured by sub-contractors versus manufactured in-house, thereby causing material costs to be a higher percentage of sales; this did not recur during 1995. The increase in wholesale distribution gross profit margins to 34.7% in the first quarter of 1995, up from 32.1% in the same period in 1994, is primarily attributable to a more favorable sales mix that reflected a larger percentage of sales that did not qualify for quantity discounts.

Selling, General and Administrative Expenses

                 Selling, general and administrative expenses declined $188,000, or 9.8%, in the first quarter of 1995 when compared to the same period in 1994. The decline is primarily attributable to a $57,000 decrease in employee related expenses and a $50,000 decrease in selling and marketing related expenses at the manufacturing segment. These decreases were the result of cost cutting measures implemented at the end of 1994 in an attempt to bring the Company's expense level more in line with current revenue levels.

Other Income (Expense)

                 Other expense (net of other income) increased approximately $49,000 in the first quarter of 1995 when compared to the same period in 1994. The increase is primarily attributable to a $36,000 increase in interest expense, which is due to higher interest rates and a higher balance outstanding on the line of credit at the wholesale distribution segment during the first quarter of 1995 compared to the same period in 1994.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED



                        LIQUIDITY AND CAPITAL RESOURCES

                 At March 31, 1995, the Company had working capital of $8.9 million and a current ratio of 2.6 to 1. This compares to working capital of $8.9 million and a current ratio of 3.0 to 1 at December 31, 1994. The decrease in the current ratio is a result of a greater percentage increase in current liabilities versus current assets. Current liabilities increased primarily as a result of an increase in the line of credit balance. Current assets were higher at the end of the first quarter of 1995 than at December 31, 1994 because of an increase in accounts receivable, which can be attributed to the seasonality of the wholesale distribution segment of the Company as shipments are increased to customers in preparation of the summer selling season. Cash for the three months ended March 31, 1995 decreased a net $22,000.

                 At March 31, 1995, Meyer Machine maintained a $1,000,000 bank line of credit, of which approximately $797,000 was available after a reduction of $203,000 to support a letter of credit issued by the bank as partial collateral for the real estate lien note payable to a bank by Meyer Vi-Tech. Meyer Machine has a commitment from its primary bank lender to provide a line of credit for up to $400,000, if needed, for equipment purchases, of which $272,000 was available after two notes were entered into during 1994 to purchase machinery and equipment. This commitment expires in 1995.

                 Allen-Lewis maintains a line of credit with a bank that provides maximum borrowing capabilities of $4.5 million, subject to a borrowing base calculation, for working capital purposes and letters of credit. At March 31, 1995, Allen-Lewis had approximately $901,000 available under this line of credit.

                 TCC Industries has an $85,000 and a $300,000 line of credit, neither of which had outstanding balances at March 31, 1995. These lines of credit are used to supplement the short-term cash needs of the parent company.

                 Each of the subsidiaries' bank lines of credit agreements contain provisions that limit or restrict the transfer of funds to the parent company in the form of cash dividends, loans, or advances. Management does not believe the restrictions will have a significant effect on the parent company's ability to meet ordinary cash obligations.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES
                 Form 10-Q for the Quarter Ended March 31, 1995

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

                 See Note 3 to the financial statements included elsewhere herein for a discussion of legal proceedings.

Item 2.  Changes in Securities

                 None.

Item 3.  Defaults upon Senior Securities

                 None.

Item 4.  Submission of Matters to a Vote of Security Holders

                 The Annual Meeting of Shareholders of TCC Industries, Inc. was held on May 1, 1995, for the purpose of electing two directors to the Board of Directors and approving the appointment by the Board of Directors of Coopers & Lybrand L.L.P. as the firm of independent accountants to audit the accounts of the Company for the fiscal year ended December 31, 1995. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitation. Management's nominees for director as listed in the proxy statement were elected.

                 The vote on the election of the nominees for director was:

                                           W. Grogan Lord           Frank W. Denius
                 For                         1,973,571                 1,977,094
                 Withheld                       68,921                    65,398

                 The vote on approving the appointment of Coopers & Lybrand L.L.P. as the firm of independent accountants to audit the accounts of the Company for the fiscal year ended December 31, 1995 was:

                 For                1,919,484
                 Against               17,213
                 Abstain              105,795

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1995

                    PART II - OTHER INFORMATION (CONTINUED)


Item 5.  Other Information

                 None.

Item 6.  Exhibits and Reports on Form 8-K

6(a)     Exhibits:

                 (11) The computation of fully diluted earnings per shares would be the same as primary earnings per share, which is easily discernable on the face of the statements of operations included elsewhere herein.

                 (27)     Financial Data Schedules:

                          (i) For the quarterly period ended March 31, 1995.

6(b)     Reports on Form 8-K:

                 The following is the date and description of the events reported on Forms 8-K filed during the first quarter of 1995:

                 Date of Earliest Event
                 Reported on Form 8-K               Description


                 None.

                                   SIGNATURES

                 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    TCC INDUSTRIES, INC.
                                              -------------------------------
                                                       (Registrant)


                                                 /s/ LAWRENCE W. SCHUMANN
                                              -------------------------------
                                                   LAWRENCE W. SCHUMANN
                                                       President
                                                 (Duly Authorized Officer)


                                                 /s/  CHRISTOPHER A. HOPKINS
                                              -------------------------------
                                                   CHRISTOPHER A. HOPKINS
                                                        Controller
                                                 (Chief Accounting Officer)



Date:  May 12, 1995

                                 EXHIBIT INDEX


EXHIBIT
  NO.                             DESCRIPTION
- -------                           -----------
    (11)     The computation of fully diluted earnings per shares
             would be the same as primary earnings per share,
             which is easily discernable on the face of the
             statements of operations included elsewhere herein.

    (27)     Financial Data Schedules:

             (i) For the quarterly period ended March 31, 1995.
