Form 10-Q
period 1995-06-30
TCC INDUSTRIES INC
filed 1995-08-14
CIK 96918

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark One)
   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

                                       OR

   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission file number 1-7399

                             TCC INDUSTRIES, INC.
            -----------------------------------------------------
            (Exact name of registrant as specified in its charter)

              Texas                                             74-1366626
-------------------------------                            --------------------
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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,759,115 shares as of August 2, 1995.

Part I.  Contents of Consolidated Financial Information:


                                                                                                 PAGE NUMBER(S)
                                                                                          ----------------------------
      Consolidated Balance Sheets                                                                  1 - 2

      Consolidated Statements of Operations                                                        3 - 4

      Condensed Consolidated Statements of Cash Flows                                                5

      Consolidated Statement of Shareholders' Equity                                                 6

      Notes to Consolidated Financial Statements                                                   7 - 9

      Management's Discussion and Analysis                                                        10 - 12

 Part II.   Other Information                                                                     13 - 14

      Signatures                                                                                    15

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                                 (In Thousands)

                                                                     June 30,                  December 31,
  ASSETS                                                               1995                        1994
                                                                 ---------------              -------------
Current assets:
  Cash and cash equivalents                                               $1,863                     $2,124

  Receivables:
    Trade receivables, net
      of allowance of
      $100 and 121,
      respectively                                                         4,992                      3,339
    Other                                                                     46                         97
                                                                 ---------------              -------------
                                                                           5,038                      3,436
                                                                 ---------------              -------------
  Inventories:
    Raw materials                                                          1,158                        944
    Work in process                                                          343                        164
    Finished goods                                                         5,991                      6,375
                                                                 ---------------              -------------
                                                                           7,492                      7,483
                                                                 ---------------              -------------
  Other                                                                      343                        136
                                                                 ---------------              -------------
      Total current assets                                                14,736                     13,179
                                                                 ---------------              -------------
Property, plant and
  equipment                                                                9,696                      9,659
  Accumulated depreciation                                                (5,015)                    (4,826)
                                                                 ---------------              -------------
                                                                           4,681                      4,833
                                                                 ---------------              -------------
Assets held for sale                                                         374                        409

Intangible assets:
  Goodwill                                                                 1,169                      1,164
  Patents and trademarks                                                      74                         74
                                                                 ---------------              -------------
                                                                           1,243                      1,238
  Accumulated Amortization                                                  (375)                      (347)
                                                                 ---------------              -------------
                                                                             868                        891
                                                                 ---------------              -------------
Other assets                                                                 565                        552
                                                                 ---------------              -------------
      Total assets                                                       $21,224                    $19,864
                                                                 ===============              =============

The accompanying notes are an integral part of the financial statements.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS - continued
                                  (Unaudited)
                      (In Thousands, except share amounts)

    LIABILITIES AND                                                  June 30,                  December 31,
    SHAREHOLDERS' EQUITY                                               1995                        1994
                                                                 ---------------              -------------
Current liabilities:
  Notes payable                                                           $3,637                     $2,200
  Current maturities of
    long-term debt                                                           285                        281
  Accounts payable                                                           557                        600
  Accrued expenses:
      Interest                                                                35                         53
      Other                                                                  980                      1,133
  Customer deposits                                                          335                         59
                                                                 ---------------              -------------
    Total current
      liabilities                                                          5,829                      4,326

Long-term debt, less
  current maturities                                                       1,984                      2,142
Deferred liabilities                                                         287                        300
                                                                 ---------------              -------------
      Total liabilities                                                    8,100                      6,768
                                                                 ---------------              -------------
Commitments & contingencies

Shareholders' equity:
  Preferred stock, authorized
    2,000,000 shares, no par value,
    no shares issued                                                          --                         --
  Common stock, authorized
    10,000,000 shares, par
    value $1 per share,
    2,840,601 shares issued                                                2,841                      2,841
  Additional paid-in capital                                               8,766                      8,748
  Cumulative foreign currency
    translation adjustment                                                   (12)                       (22)
  Retained earnings
    since January 1, 1985                                                  1,795                      1,770
                                                                 ---------------              -------------
                                                                          13,390                     13,337
  Less treasury stock,
    81,486 and 72,586
    shares, respectively,
    at cost                                                                 (266)                      (241)
                                                                 ---------------              -------------
    Total shareholders'
      equity                                                              13,124                     13,096
                                                                 ---------------              -------------
      Total liabilities
        and shareholders'
        equity                                                           $21,224                    $19,864
                                                                 ===============              =============


The accompanying notes are an integral part of the financial statements.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)
                    (In Thousands, except per share amounts)


                                                                                         For the Three Months Ended
                                                                                                 June 30,
                                                                                        1995                    1994
                                                                                  ---------------          ---------------
Revenue                                                                                    $5,531                   $6,516
Cost of goods sold                                                                          3,704                    4,307
                                                                                  ---------------          ---------------
      Gross profit                                                                          1,827                    2,209

Selling, general and administrative
   expenses                                                                                 1,676                    1,918
                                                                                  ---------------          ---------------

      Operating income                                                                        151                      291
                                                                                  ---------------          ---------------
Other income (expense):
   Interest income                                                                             25                       22
   Interest expense                                                                          (158)                    (118)
   Other, net                                                                                   0                       29
                                                                                  ---------------          ---------------
                                                                                             (133)                     (67)
                                                                                  ---------------          ---------------
Income before provision for
   income taxes                                                                                18                      224

Provision for income taxes:
   Federal                                                                                      7                       89
   State                                                                                        5                       12
                                                                                  ---------------          ---------------
                                                                                               12                      101
                                                                                  ---------------          ---------------

Net income                                                                                     $6                     $123
                                                                                  ===============          ===============
Weighted average number of common and common
   equivalent shares outstanding                                                            2,771                    2,877
                                                                                  ===============          ===============

Income per common and common
   equivalent share                                                                         $0.00                    $0.04
                                                                                  ===============          ===============



The accompanying notes are an integral part of the financial statements.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)
                    (In Thousands, except per share amounts)


                                                                                         For the Six Months Ended
                                                                                                 June 30,
                                                                                        1995                    1994
                                                                                  ---------------          ---------------
Revenue                                                                                   $10,780                  $12,873
Cost of goods sold                                                                          7,164                    8,739
                                                                                  ---------------          ---------------
      Gross profit                                                                          3,616                    4,134

Selling, general and administrative
   expenses                                                                                 3,413                    3,843
                                                                                  ---------------          ---------------

      Operating income                                                                        203                      291
                                                                                  ---------------          ---------------
Other income (expense):
   Interest income                                                                             53                       43
   Interest expense                                                                          (292)                    (216)
   Other, net                                                                                  87                      136
                                                                                  ---------------          ---------------
                                                                                             (152)                     (37)
                                                                                  ---------------          ---------------
Income before provision for
   income taxes                                                                                51                      254

Provision for income taxes:
   Federal                                                                                     18                      100
   State                                                                                        8                       17
                                                                                  ---------------          ---------------
                                                                                               26                      117
                                                                                  ---------------          ---------------

Net income                                                                                    $25                     $137
                                                                                  ===============          ===============
Weighted average number of common and common
   equivalent shares outstanding                                                            2,781                    2,877
                                                                                  ===============          ===============

Income per common and common
   equivalent share                                                                         $0.01                    $0.05
                                                                                  ===============          ===============



The accompanying notes are an integral part of the financial statements.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In Thousands)


                                                                                            For the Six Months Ended
                                                                                                    June 30,
                                                                                            1995                   1994
                                                                                     ---------------          ---------------
Net cash used by operating activities                                                        ($1,483)                 ($1,153)
                                                                                     ---------------          ---------------
Cash flows of investing activities:
     Additions to property, plant and
        equipment                                                                               (163)                    (802)
     Proceeds from sale of assets                                                                138                      402
     Other, net                                                                                   (1)                      (5)
                                                                                     ---------------          ---------------
     Net cash used by investing activities                                                       (26)                    (405)
                                                                                     ---------------          ---------------

Cash flows of financing activities:
     Net borrowings of short-term debt                                                         1,437                    1,666
     Proceeds from long-term debt                                                                  6                      472
     Long-term debt paid                                                                        (173)                     (96)
     Purchase of common stock for treasury                                                       (25)                     (28)
                                                                                     ---------------          ---------------
     Net cash provided by financing
        activities                                                                             1,245                    2,014
                                                                                     ---------------          ---------------

Effect of exchange rate changes on cash                                                            3                        3

Net increase (decrease) in cash and
     cash equivalents                                                                           (261)                     459
Cash and cash equivalents at beginning
     of period                                                                                 2,124                    2,111
                                                                                     ---------------          ---------------

Cash and cash equivalents at end of
   period                                                                                     $1,863                   $2,570
                                                                                     ===============          ===============


The accompanying notes are an integral part of the financial statements.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    FOR THE SIX MONTHS ENDED JUNE 30, 1995
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                 Cumulative         Retained
                                                                                  Foreign           Earnings
                                                  Par Value of       Addt'l       Currency           Since
                                   Number of         Common          Paid-in     Translation        January     Treasury
                                    Shares           Shares          Capital     Adjustment         1, 1985       Stock      Total
                                   ---------      ------------       -------     ----------         -------     --------     -----
 Balances, January 1, 1995          2,841           $ 2,841          $   8,748     $   (22)         $ 1,770      $  (241)  $ 13,096

 Net income                                                                                              25                      25

 Utilization of net operating
 loss carryforwards                                                         18                                                   18

 Purchase of common stock for
 treasury                                                                                                            (25)       (25)


 Foreign currency
 translation adjustment                                                                 10                                       10
                                    -----           -------          ---------     -------          -------      -------   --------

 Balances, June 30, 1995            2,841           $ 2,841          $   8,766     $   (12)         $ 1,795      $  (266)  $ 13,124
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

             Foreign Currency Translation

             The consolidated financial statements of Meyer Europe Ltd. are translated into U.S. dollars in accordance with SFAS 52, "Foreign Currency Translation". SFAS 52 requires the foreign operations to be translated using current exchange rates for balance sheet items, historical rates for capital accounts, and average exchange rates for income statement items. The resulting translation adjustments are recorded directly into a separate component of shareholders' equity.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  (UNAUDITED)

Note 2 Assets Held for Sale

             Assets held for sale include real estate held by the Company that, in management's opinion, are not required by the Company's continuing operations. At June 30, 1995 and December 31, 1994, the assets held for sale were valued at approximately $374,000 and $409,000, respectively. The assets held for sale are recorded at the lower of cost or net realizable value. Net realizable value has been determined by management after giving consideration to independent appraisals and current market conditions.

Note 3 Commitments and Contingencies

                 A Writ of Summons was filed on or around November 25, 1992, which initiated a civil action against Meyer Machine Company ("Meyer Machine"). Pursuant to this action a complaint was filed March 30, 1993, styled Vicki L. Goodman vs. Meyer Machine Company (Case No. 5544-1992) in the Court of Common Pleas of Lancaster County, Pennsylvania. The plaintiff is requesting judgment for compensatory damages, interest and costs in excess of $20,000, allegedly incurred as a result of an accident involving a piece of equipment claimed to be manufactured by Meyer Machine. Meyer Machine has joined in the suit the party who made certain modifications to the equipment. Such party has asserted cross claims against Meyer Machine, the nature of which are not significantly different from the claims asserted by the plaintiff against Meyer Machine. Meyer Machine has denied liability and intends to vigorously defend the case. In any event, Meyer Machine carries product liability, as well as umbrella insurance coverage. Management does not believe the ultimate resolution of the suit will have a significant impact on the financial position or results of operations of the Company.

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

                 For purposes of calculating the Company's earnings per share for the three and six months ended June 30, 1995, the weighted average number of common and common equivalent shares has been used.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                 The following is management's discussion and analysis of the results of operations and financial condition of TCC Industries, Inc. and Subsidiaries ("the Company") during the periods included in the accompanying consolidated financial statements. The discussion below relates to material changes in the results of operations for the three and six months ended
June 30, 1995 as compared to the same periods ended June 30, 1994 and to material changes in the financial condition of the Company occurring since the prior fiscal year end of December 31, 1994. The reader is invited to review Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994 for further details regarding the significant factors affecting the results of operations and financial condition of the Company.

             COMPARISONS OF THE RESULTS OF OPERATIONS FOR THE THREE
                 MONTHS ENDED JUNE 30, 1995 AND JUNE 30, 1994

Revenue

                 Consolidated revenue decreased 15.1% to $5.5 million for the second quarter of 1995 as compared to revenue of $6.5 million in the second quarter of 1994. The decline is the result of lower revenue at both the manufacturing and wholesale distribution segments. Manufacturing revenue decreased in the second quarter by 16.4% to $2.4 million in 1995 from $2.8 million in 1994 and is primarily the result of lower parts and service revenue in the second quarter of 1995 when compared to the same period of 1994 when the manufacturing group recorded unusually high parts and service sales.

                 Wholesale distribution revenue for the second quarter decreased by 14.4% to $3.1 million in 1995 from $3.7 million in 1994. The decline is primarily attributable to the delay in receipt of merchandise from the Far East which had been purchased to fill customers' orders.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED


Gross Profit

        Gross profit decreased 17.3% to $1.8 million in the second quarter of 1995, as compared to $2.2 million for the same period in 1994. The decline in gross profit results from the lower revenue previously discussed, as well as a decrease in gross profit margins to 33.0% in the second quarter of 1995 as compared to 33.9% in the second quarter of 1994. The decline in the gross profit margin is the result of a decline in wholesale distribution margins to 33.5% in the second quarter of 1995, compared to 36.9% for the same period in 1994, offset by an improvement in manufacturing gross profit margins to 31.2% in the second quarter of 1995, compared to 28.9% in the same period in 1994. The decline in the wholesale distribution gross profit margins in 1995 is attributable to a less favorable sales mix than in 1994. The improved gross profit margins at the manufacturing segment is primarily attributable to lower material costs.

Selling, General and Administrative Expenses

        Selling, general and administrative (SG&A) expenses declined $242,000, or 12.6%, in the second quarter of 1995 when compared to the same period in 1994. The decrease is primarily attributable to a $130,000 decrease in employee related expenses as a result of cost cutting measures implemented at the end of 1994.

Other Income (Expense)

        Other expense, net of other income, increased $66,000 for the second quarter of 1995 when compared to the same quarter in 1994. The increase is primarily attributable to a $40,000 increase in interest expense which is primarily the result of a higher line of credit balance at the wholesale distribution segment during the second quarter of 1995 when compared to the same period in 1994.

       COMPARISON OF THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED
                       JUNE 30, 1995 AND JUNE 30, 1994

Revenue

        Consolidated revenue decreased 16.3% to $10.8 million for the six months ended June 30, 1995, as compared to revenue of $12.9 million for the same period in 1994. The decline is the result of lower revenue at both the manufacturing and wholesale distribution segments. Manufacturing revenue decreased by 21.0% from $5.9 million in 1994 to $4.6 million in 1995. The decrease is primarily due to a decline in equipment sales of $970,000 which resulted from the lower backlog at December 31, 1994, when compared to December 31, 1993. The lower backlog at December 31, 1994 was the result of increased competition and continuing weakness in the markets served by the manufacturing segment that began in the second quarter of 1994.

        The decline in wholesale distribution revenue of 12.4% to $6.1 million in 1995 from $6.9 million in 1994 is primarily attributable to the continuing weakness and increased competitiveness of the markets it serves.

Gross Profit

        Gross profit decreased 12.5% to $3.6 million for the six months ended June 30, 1995, as compared to $4.1 million for the same period in 1994. The decline in gross profit results from the lower revenue previously discussed, offset by an increase in gross profit margins to 33.5% of sales for the first six months of 1995 as compared to 32.1% of sales for the same period in 1994. The improved gross profit margins are primarily attributable to improved margins at the manufacturing segment. The manufacturing gross profit margins improved to 31.7% in 1995, up from 28.2% for the same period in 1994. This improvement is the result of a more favorable product mix in the first quarter of 1995, when compared to the same period in 1994. During the first quarter of 1994, the equipment sold by the manufacturing segment contained a higher level of equipment with components that were produced by sub-contractors versus manufactured in-house, thereby causing material costs to be a higher percentage of sales; this did not recur during 1995.

Selling, General and Administrative Expenses

        Selling, general and administrative (SG&A) expenses decreased 11.2% to $3.4 million in 1995 from $3.8 million in 1994. The decline is primarily attributable to a $84,000 decrease in employee related expenses and a $98,000 decrease in selling and marketing expenses at the manufacturing segment; and lower maintenance and employee related expense at the general corporate and other level of $38,000 and $36,000, respectively.

Other Income (Expense)

        Other expense (net of other income) increased approximately $115,000 in 1995 compared to 1994. This increase is attributable to a $76,000 increase in interest expense, which is due to higher interest rates and a higher balance outstanding on the line of credit at the wholesale distribution segment. Additionally, the Company realized lower gains on the sale of real estate properties for the six months ending June 30, 1995, as compared to the same period in 1994.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED



                        LIQUIDITY AND CAPITAL RESOURCES

                 At June 30, 1995, the Company had working capital of $8.9 million and a current ratio of 2.5 to 1. This compares to working capital of $8.9 million and a current ratio of 3.0 to 1 at December 31, 1994. The decrease in the current ratio is a result of a greater percentage increase in current liabilities versus current assets. Current liabilities increased primarily as a result of an increase in the line of credit balance. Current assets were higher at the end of the six month period ending June 30, 1995 than at December 31, 1994 because of an increase in accounts receivable, which can be attributed to the seasonality of the Company's wholesale distribution segment. Cash for the six months ended June 30, 1995 decreased a net $261,000.


                 At June 30, 1995, Meyer Machine maintained a $1,000,000 bank line of credit, of which approximately $797,000 was available after a reduction in availability of $203,000 to support a letter of credit issued by the bank as partial collateral for the real estate lien note payable to a bank by Meyer Vi-Tech. Meyer Machine has a commitment from its primary bank lender to provide a line of credit for up to $400,000, if needed, for equipment purchases, of which all was available at June 30, 1995. This commitment expires in 1996.

                 Allen-Lewis maintains a line of credit with a bank that provides maximum borrowing capabilities of $4.5 million, subject to a borrowing base calculation, for working capital purposes and letters of credit. At June 30, 1995, Allen-Lewis had approximately $738,000 available under this line of credit. Subsequent to June 30, 1995, the line of credit was restructured whereby $1.2 million of the outstanding balance on the line of credit was converted into a three year term note and the line of credit was reduced from $4.5 million to $3.3 million.

                 TCC Industries has an $85,000 and a $300,000 line of credit, neither of which had outstanding balances at June 30, 1995. These lines of credit are used to supplement the short-term cash needs of the parent company.

                 Each of the subsidiaries' bank lines of credit agreements contain provisions that limit or restrict the transfer of funds to the parent company in the form of cash dividends, loans, or advances. Management does not believe the restrictions will have a significant effect on the parent company's ability to meet ordinary cash obligations.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES
                Form 10-Q for the Quarter Ended June 30, 1995

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

                 See Note 3 to the financial statements included elsewhere herein for a discussion of legal proceedings.

Item 2.  Changes in Securities

                 None.

Item 3.  Defaults upon Senior Securities

                 None.

Item 4.  Submission of Matters to a Vote of Security Holders

                 None.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES
                FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1995

                    PART II - OTHER INFORMATION (CONTINUED)


Item 5.  Other Information

                 None.

Item 6.  Exhibits and Reports on Form 8-K

6(a)     Exhibits:

                    3.ii  Articles of Incorporation and By-Laws:

                          (ii) By-laws:

                               3.19 1995 Amendment No. 1 to Third Amended and
                                    Restated By-laws of TCC Industries, Inc.

                   11 The computation of fully diluted earnings per shares would be the same as primary earnings per share, which is easily discernable on the face of the statements of operations included elsewhere herein.

                   27     Financial Data Schedules:

                          (i) For the quarterly period ended June 30, 1995.

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


                                                    TCC INDUSTRIES, INC.
                                              -------------------------------
                                                       (Registrant)


                                                 /s/ LAWRENCE W. SCHUMANN
                                              -------------------------------
                                                   LAWRENCE W. SCHUMANN
                                                       President
                                                 (Duly Authorized Officer)


                                                 /s/  CHRISTOPHER A. HOPKINS
                                              -------------------------------
                                                   CHRISTOPHER A. HOPKINS
                                                        Controller
                                                 (Chief Accounting Officer)



Date:  August 11, 1995

                                 EXHIBIT INDEX


EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
    3.ii     Articles of Incorporation and By-Laws

             (ii) By-laws:

                  3.19 1995 Amendment No. 1 to Third Amended and
                       Restated By-Laws of TCC Industries, Inc.

   11 The computation of fully diluted earnings per shares would be the same as primary earnings per share, which is easily discernable on the face of the statements of operations included elsewhere herein.

   27        Financial Data Schedules:

             (i) For the quarterly period ended June 30, 1995.
