Form 10-Q
period 1995-09-30
TCC INDUSTRIES INC
filed 1995-11-14
CIK 96918

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark One)
   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,759,115 shares as of November 1, 1995.

Part I.   Contents of Consolidated Financial Information:


                                                          Page Number(s)
                                                          --------------
    Consolidated Balance Sheets                               1 - 2

    Consolidated Statements of Operations                     3 - 4

    Condensed Consolidated Statements of Cash Flows             5

    Consolidated Statement of Shareholders' Equity              6

    Notes to Consolidated Financial Statements                7 - 8

    Management's Discussion and Analysis                      9 - 11

Part II.  Other Information                                  12 - 13

    Signatures                                                 14

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                                 (In Thousands)

                                   September 30,     December 31,
  ASSETS                               1995              1994
Current assets:                  ---------------   ---------------
  Cash and cash equivalents              $ 1,845           $ 2,124

  Receivables:
    Trade receivables, net
      of allowance of
     $107 and $121                         2,844             3,339
    Other, including
      interest                                61                97
                                 ---------------   ---------------
                                           2,905             3,436
                                 ---------------   ---------------
  Inventories:
    Raw materials                          1,085               944
    Work in progress                         391               164
    Finished goods                         5,717             6,375
                                 ---------------   ---------------
                                           7,193             7,483
                                 ---------------   ---------------
  Other                                      303               136
                                 ---------------   ---------------
      Total current assets                12,246            13,179
                                 ---------------   ---------------
Property, plant and
equipment                                  9,731             9,659
  Accumulated depreciation                (5,148)           (4,826)
                                 ---------------   ---------------
                                           4,583             4,833
                                 ---------------   ---------------
Assets held for sale                         374               409

Intangible assets:
  Goodwill                                 1,167             1,164
  Patents and trademarks                      74                74
                                 ---------------   ---------------
                                           1,241             1,238
  Accumulated Amortization                  (388)             (347)
                                 ---------------   ---------------
                                             853               891
                                 ---------------   ---------------
Other assets                                 522               552
                                 ---------------   ---------------
      Total assets                       $18,578           $19,864
                                 ===============   ===============

    The accompanying notes are an integral part of the financial statements.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS - continued
                                  (Unaudited)
                      (In Thousands, except share amounts)

    LIABILITIES AND               September 30,      December 31,
    SHAREHOLDERS' EQUITY               1995              1994
                                 ---------------   ---------------
Current liabilities:
  Notes payable                          $     9           $ 2,200
  Current maturities of
    long-term debt                         1,790               281
  Accounts payable                           683               600
  Accrued expenses:
      Interest                                38                53
      Other                                  824             1,133
  Customer deposits                          631                59
                                 ---------------   ---------------
    Total current
      liabilities                          3,975             4,326
                                 ---------------   ---------------
Long-term debt, less
  current maturities                       1,570             2,142
Deferred liabilities                         278               300
                                 ---------------   ---------------
      Total liabilities                    5,823             6,768
                                 ---------------   ---------------
Commitments & contingencies

Shareholders' equity:
  Preferred stock, authorized
    2,000,000 shares, no par
    value, no shares issued                  --                --
  Common stock, authorized
    10,000,000 shares, par
    value $1 per share,
    2,840,601 shares issued                2,841             2,841
  Additional paid-in capital               8,711             8,748
  Cumulative foreign currency
    translation adjustment                   (18)              (22)
Retained earnings
  since January 1, 1985                    1,487             1,770
                                 ---------------   ---------------
                                          13,021            13,337
  Treasury stock,
    81,486 and 72,586
    shares, respectively,
    at cost                                 (266)             (241)
                                 ---------------   ---------------
    Total shareholders'
      equity                              12,755            13,096
                                 ---------------   ---------------
      Total liabilities
        and shareholders'
        equity                           $18,578           $19,864
                                 ===============   ===============

    The accompanying notes are an integral part of the financial statements.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                    (In Thousands, except per share amounts)



                                                 For the Three Months Ended
                                                       September 30,
                                                   1995            1994
                                            ---------------   ---------------
Revenue                                             $ 4,019           $ 5,387
Cost of goods sold                                    2,853             3,630
                                            ---------------   ---------------
      Gross profit                                    1,166             1,757

Selling, general and administrative
   expenses                                           1,606             1,828
                                            ---------------   ---------------

      Operating loss                                   (440)              (71)
                                            ---------------   ---------------
Other income (expense):
   Interest income                                       23                25
   Interest expense                                    (100)              (89)
   Other, net                                           149               155
                                            ---------------   ---------------
                                                         72                91
                                            ---------------   ---------------
Income (loss) before provision (benefit)
   for income taxes                                    (368)               20

Provision (benefit) for income taxes:
   Federal                                              (55)               17
   State                                                 (5)               (3)
                                            ---------------   ---------------
                                                        (60)               14
                                            ---------------   ---------------

Net income (loss)                                     ($308)           $    6
                                            ===============   ===============
Weighted average number of common and
   common equivalent shares outstanding               2,759             2,859
                                            ===============   ===============
Earnings (loss) per common and common
   equivalent share:                                 ($0.11)           $ 0.00
                                            ===============   ===============

    The accompanying notes are an integral part of the financial statements.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                    (In Thousands, except per share amounts)


                                              For the Nine Months Ended
                                                     September 30,
                                                 1995            1994
                                           ---------------   ---------------

Revenue                                            $14,799           $18,260
Cost of goods sold                                  10,017            12,369
                                           ---------------   ---------------
      Gross profit                                   4,782             5,891

Selling, general and administrative
   expenses                                          5,019             5,671
                                           ---------------   ---------------

      Operating income (loss)                         (237)              220
                                           ---------------   ---------------
Other income (expense):
   Interest income                                      76                68
   Interest expense                                   (392)             (306)
   Other net                                           236               292
                                           ---------------   ---------------
                                                       (80)               54
                                           ---------------   ---------------
Income (loss) before provision (benefit)
   for income taxes                                   (317)              274

Provision (benefit) for income taxes:
   Federal                                             (37)              117
   State                                                 3                14
                                           ---------------   ---------------
                                                       (34)              131
                                           ---------------   ---------------

Net income (loss)                                    ($283)             $143
                                           ===============   ===============
Weighted average number of common and
   common equivalent shares outstanding              2,760             2,871
                                           ===============   ===============
Earnings (loss) per common and common
   equivalent share:                                ($0.10)            $0.05
                                           ===============   ===============


    The accompanying notes are an integral part of the financial statements.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                    (In Thousands, except per share amounts)


                                                       For the Nine Months Ended
                                                             September 30,
                                                         1995             1994
                                                   ---------------   ---------------

Net cash provided by operating activities                   $1,021              $760
                                                   ---------------   ---------------
Cash flows of investing activities:
   Additions to property, plant and equipment                 (187)             (932)
   Proceeds from sale of assets                                139               609
   Collection of notes receivable                               37                 5
   Additions to intangibles                                    --                (11)
   Other, net                                                   (2)               --
                                                   ---------------   ---------------
   Net cash used by investing activities                       (13)             (329)
                                                   ---------------   ---------------
Cash flows of financing activities:
   Net repayments of short-term debt                        (2,191)              (67)
   Proceeds from long-term debt                              1,203               493
   Long-term debt paid                                        (274)             (142)
   Purchase of common stock for treasury                       (25)              (82)
                                                   ---------------   ---------------
   Net cash provided (used) by financing
      activities                                            (1,287)              202
                                                   ---------------   ---------------
Effect of exchange rate changes on cash                        --                  3

Net increase (decrease) in cash and
   cash equivalents                                           (279)              636
Cash and cash equivalents at beginning
   of period                                                 2,124             2,111
                                                   ---------------   ---------------
Cash and cash equivalents at end
   of period                                                $1,845            $2,747
                                                   ===============   ===============





    The accompanying notes are an integral part of the financial statements.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
                                  (UNAUDITED)
                                 (IN THOUSANDS)



                                                                         Cumulative     Retained
                                                                          Foreign       Earnings
                                             Par Value      Addt'l        Currency       Since
                              Number of     of  Common      Paid-in     Translation     January       Treasury
                               Shares         Shares        Capital      Adjustment     1, 1985        Stock         Total
                              ---------     ----------      -------     -----------     --------     ----------     --------
 Balances,
 January 1, 1995                2,841       $ 2,841         $ 8,748     $     (22)      $  1,770     $     (241)    $ 13,096

 Net loss                                                                                   (283)                       (283)

 Benefit for income taxes                                       (37)                                                     (37)

 Purchase of common
 stock for treasury                                                                                         (25)         (25)

 Foreign currency
 translation
 adjustment                                                                     4                                          4
                              -------       -------         -------     ---------       --------     ----------     --------

 Balances,
 September 30, 1995             2,841       $ 2,841         $ 8,711     $     (18)      $  1,487     $     (266)    $ 12,755
                              =======       =======         =======     =========       ========     ==========     ========





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

                 Income Taxes

                 The Company and its wholly owned domestic subsidiaries join in filing a consolidated federal income tax return. The provision (benefit) for income taxes for interim financial reporting is determined utilizing the estimated annual effective tax rate method of allocation. Separate state and foreign income tax returns are filed by subsidiaries where required.

                 Statement of Cash Flow

                 For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

                 Foreign Currency Translation

                 The consolidated financial statements of Meyer Europe, Ltd. are translated into U.S. dollars in accordance with SFAS 52, "Foreign Currency Translation". SFAS 52 requires the foreign operations to be translated using current exchange rates for balance sheet items, historical rates for capital accounts, and average exchange rates for income statement items. The resulting translation adjustments are recorded directly into a separate component of shareholders' equity.

Note 2 Assets Held for Sale

                 Assets held for sale include real estate held by the Company that, in management's opinion, is not required by the Company's continuing operations. At September 30, 1995 and December 31, 1994, the assets held for sale were valued at approximately $374,000 and $409,000, respectively. The assets held for sale are recorded at the lower of cost or net realizable value. Net realizable value has been determined by management after giving consideration to independent appraisals and current market conditions.

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


Note 4 Long-Term Debt

         Allen-Lewis entered into a new credit agreement with a bank, effective July 1, 1995, that provides for a $3.3 million line of credit for working capital and letters of credit, and a $1.2 million three year term note. Both the line of credit and term note are subject to a borrowing base calculation and both bear interest at prime plus one-half of one percentage point. Prior to July 1, 1995, the $1.2 million covered by the term note was part of Allen-Lewis's line of credit.

Note 5 Shareholders' Equity

          During January 1995, the Company purchased in the open market 8,900 shares of its common stock at prices ranging from $2.625-$2.875 per share. These shares were purchased pursuant to resolutions passed in 1994 by the Company's Board of Directors authorizing the purchase of up to two percent of the Company's outstanding common stock. The purchases in January 1995, along with the 47,000 shares purchased in 1994, completed the Company's purchase of two percent of the outstanding stock and no further purchases have been authorized by the Board of Directors. Costs incurred for the buy-back program have been included in the cost of treasury shares.

         The loss per share is calculated using the weighted average number of common shares outstanding for the three and nine months ended September 30, 1995. Common share equivalents would have diluted the loss per share and were therefore excluded from the computation. For the three and nine months ended September 30, 1994, the calculation of weighted average shares outstanding included dilutive stock options amounting to 48,000 and 58,000 share equivalents, respectively.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  (UNAUDITED)




outstanding shares. Costs incurred for the buy-back program have been included in the cost of treasury shares.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS




         The following is management's discussion and analysis of the results of operations and financial condition of TCC Industries, Inc. and Subsidiaries ("the Company") during the periods included in the accompanying consolidated financial statements. The discussion below relates to material changes in the results of operations for the three and nine months ended September 30, 1995 as compared to the same periods ended September 30, 1994 and to material changes in the financial condition of the Company occurring since the prior fiscal year end of December 31, 1994. The reader is invited to review Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994 for further details regarding the significant factors affecting the results of operations and financial condition of the Company.

             COMPARISONS OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND SEPTEMBER 30, 1994

Revenue

         Consolidated revenue decreased 25.4% to $4.0 million for the third quarter of 1995 as compared to revenue of $5.4 million in the third quarter of 1994. The decline is the result of lower revenue at both the manufacturing and wholesale distribution segments. Manufacturing revenue decreased in the third quarter by 31.2% to $2.2 million in 1995 from $3.2 million in 1994. The decrease in manufacturing revenues, which was primarily attributable to lower equipment sales, resulted from the lower backlog at June 30, 1995, when compared to June 30, 1994. The lower backlog at June 30, 1995 was the result of the continuing weakness and increased competition the company has faced in the markets it serves.

         Wholesale distribution revenue for the third quarter decreased by 17.1% to $1.8 million in 1995 from $2.1 million in 1994. The lower revenue primarily results from the continuing weakness in the market the company serves, as well as delays in receipt of merchandise from foreign suppliers that had been ordered to fill customers' orders.

Gross Profit

         Gross profit decreased 33.7% to $1.2 million in the third quarter of 1995, as compared to $1.8 million for the same period in 1994. The decline in gross profit primarily results from the lower revenue previously discussed, as well as a decrease in gross profit margins to 29.0% in the third quarter of 1995 as compared to 32.6% in the third quarter of 1994. The lower gross profit margins can be attributed to a decrease at both the manufacturing and wholesale distribution segments. At the manufacturing segment, where the gross profit margins decreased to 27.0% during the third quarter of 1995 compared to 31.5% for the same period in 1994, the gross profit margin was negatively impacted by the fixed overhead costs being a higher percentage of revenue due to the lower revenue during the current quarter. Additionally, the manufacturing segment incurred an unusual warranty claim that resulted in additional warranty expenses in excess of warranty reserves of approximately $56,000 during the third quarter of 1995. The decreased gross profit margin realized at the wholesale distribution segment, which was 29.9% of sales during the third quarter of 1995 versus 33.0% for the three months ended September 30, 1994, was primarily attributable to an unfavorable sales mix during the third quarter of 1995 compared to 1994.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses declined $222,000, or 12.1%, in the third quarter of 1995 when compared to the same period in 1994. The decrease is primarily attributable to a $137,000 decline in selling and marketing costs at the manufacturing segment.

Other Income (Expense)

         Other expense, net of other income, increased $19,000 for the third quarter of 1995 when compared to the same quarter in 1994. The increase can be primarily attributed to higher interest expense as the result of higher debt levels at the wholesale distribution segment for the current quarter compared to the same period in 1994.

               COMPARISON OF THE RESULTS OF OPERATIONS FOR THE
                   NINE MONTHS ENDED SEPTEMBER 30, 1995 AND
                              SEPTEMBER 30, 1994

Revenue

         Consolidated revenue decreased 19.0% to $14.8 million for the nine months ended September 30, 1995, as compared to revenue of $18.3 million for the same period in 1994. The decline is the result of lower revenue at both the manufacturing and wholesale distribution segments. Manufacturing revenue decreased by 24.6% from $9.1 million in 1994 to $6.9 million in 1995. The decrease is primarily due to a decline in equipment sales of $1.8 million, which resulted from the lower backlog at December 31, 1994 when compared to the backlog at December 31, 1993. The lower backlog and, consequently, the lower sales were a result of the increased competition and continuing weakness in the markets served by the manufacturing segment that began in the second quarter of 1994. However, there has been an increase in customer inquiries and in orders received, resulting in a 20% and an 89% increase in the manufacturing segment's backlog at September 30, 1995, when compared to backlogs at September 30, 1994 and June 30, 1995, respectively. While it is too early to determine if the improvement in the inquiry level is permanent, or whether it will result in additional orders, it is the best indication the company has had in some time that the markets served by the manufacturing segment may be improving, or that the steps taken by the company to increase revenue may be showing the anticipated positive results, or both.

         The decline in wholesale distribution revenue of 13.5% to $7.8 million in 1995 from $9.0 million in 1994 is primarily attributable to the continuing weakness and increased competitiveness of the markets it serves, as well as delays in receipt of merchandise from foreign suppliers that had been ordered to fill customers' orders.

Gross Profit

         Gross profit decreased 18.8% to $4.8 million for the nine months ended September 30, 1995, as compared to $5.9 million for the same period in 1994. The decline in gross profit results from the lower revenue previously discussed, offset by a slight increase in gross profit margins to 32.3% of sales for the first nine months of 1995 as compared to 32.2% of sales for the same period in 1994. The improved gross profit margins are attributable to improved margins at the manufacturing segments, which increased to 30.2% of sales in 1995 from 29.4% in 1994. This improvement is primarily the result of lower material costs as a percentage of revenue during 1995 when compared to 1994. During the first quarter of 1994, the equipment sold by the manufacturing segment contained a higher level of equipment with components that were produced by sub-contractors versus manufactured in-house, thereby causing material costs to be a higher percentage of sales; this did not recur during 1995.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses decreased 11.5% to $5.0 million in 1995 from $5.7 million in 1994. The decline is primarily attributable to a $156,000 decrease in employee related expenses and a $223,000 decline in selling and marketing expenses at the manufacturing segment. These reductions are a direct result of the cost reduction program the Company initiated during the later part of 1994 and first part of 1995.

Other Income (Expense)

         Other expense, net of other income, increased approximately $134,000 in 1995 compared to 1994. This increase is primarily attributable to an $86,000 increase in interest expense, which is due to higher debt levels outstanding at the wholesale distribution segment during 1995 when compared to 1994.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS -- (Continued)

                        LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1995, the Company had working capital of $8.3 million and a current ratio of 3.1 to 1. This compares to working capital of $8.9 million and a current ratio of 3.0 to 1 at December 31, 1994. Cash for the nine months ended September 30, 1995 decreased a net $279,000.

         At September 30, 1995, Meyer Machine maintained a $1,000,000 bank line of credit, of which approximately $800,000 was available after a reduction in availability of $200,000 to support a letter of credit issued by the bank as partial collateral for the real estate lien note payable to a bank by Meyer Vi-Tech. Meyer Machine has a commitment from its primary bank lender to provide a line of credit for up to $400,000, if needed, for equipment purchases, of which all was available at September 30, 1995. This commitment expires in 1996.

         Allen-Lewis entered into a new credit agreement with a bank, effective July 1, 1995, that provides for a $3.3 million line of credit for working capital and letters of credit, and a $1.2 million three year term note. Both the line of credit and term note are subject to a borrowing base calculation and both bear interest at prime plus one-half of one percentage point; at September 30, 1995, Allen-Lewis had approximately $481,000 available under its line of credit. Prior to July 1, 1995, the $1.2 million covered by the term note was part of Allen-Lewis's line of credit.

         TCC Industries has an $85,000 and a $300,000 line of credit, neither of which had outstanding balances at September 30, 1995. These lines of credit are used to supplement the short-term cash needs of the parent company.

         Each of the subsidiaries' bank lines of credit agreements contain provisions that limit or restrict the transfer of funds to the parent company in the form of cash dividends, loans, or advances. Management does not believe the restrictions will have a significant effect on the parent company's ability to meet ordinary cash obligations.

         Subsequent to September 30, 1995, an asset held for sale was sold for $550,000, which generated approximately $495,000 in cash proceeds after closing costs.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1995




                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

                 See Note 3 to the financial statements included elsewhere herein for a discussion of legal proceedings.

Item 2.  Changes in Securities

                 None.

Item 3.  Defaults upon Senior Securities

                 None.

Item 4.  Submission of Matters to a Vote of Security Holders

                 None.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1995


                    PART II - OTHER INFORMATION (CONTINUED)

Item 5.  Other Information

                 None.

Item 6.  Exhibits and Reports on Form 8-K

6(a)     Exhibits:


                 11 The computation of fully diluted earnings per shares would be the same as primary earnings per share, which is easily discernable on the face of the statements of operations included elsewhere herein.

                 27       Financial Data Schedules:

                          (i) For the quarterly period ended September 30, 1995.

6(b)     Reports on Form 8-K:

                 The following is the date and description of the events reported on Forms 8-K filed during the third quarter of 1995:

                 Date of Earliest Event
                 Reported on Form 8-K              Description

                 None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  TCC INDUSTRIES,INC.
                                        ----------------------------------------
                                        (Registrant)


                                        /s/ LAWRENCE W. SCHUMANN
                                        ----------------------------------------
                                        LAWRENCE W. SCHUMANN
                                        President
                                        (Duly Authorized Officer)


                                        /s/ CHRISTOPHER A. HOPKINS
                                        ----------------------------------------
                                        CHRISTOPHER A. HOPKINS
                                        Controller
                                        (Chief Accounting Officer)


Date:  November 14, 1995

                                 EXHIBIT INDEX



EXHIBIT
  NO.
-------

11 The computation of fully diluted earnings per shares would be the same as primary earnings per share, which is easily discernable on the face of the statements of operations included elsewhere herein.

27       Financial Data Schedules:

         (i)     For the quarterly period ended September 30, 1995.