Form 10-K405
period 1995-12-31
TCC INDUSTRIES INC
filed 1996-03-26
CIK 96918

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(MARK ONE)
   [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
          THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                                     OR
   [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
          FOR THE TRANSITION PERIOD FROM             TO

                           COMMISSION FILE NO. 1-7399
                             ---------------------
                              TCC INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

                   TEXAS                                          74-1366626
      (State or other jurisdiction of                          (I.R.S. employer
       incorporation or organization)                        identification no.)
            816 CONGRESS AVENUE                                     78701
                 SUITE 1250                                       (Zip Code)
               AUSTIN, TEXAS
  (Address of principal executive offices)

          Registrant's phone number, including area code: 512/320-0976
                             ---------------------
          Securities registered pursuant to Section 12(b) of the Act:

                                                                NAME OF EACH EXCHANGE
     TITLE OF EACH CLASS                                         ON WHICH REGISTERED
------------------------------                                 ------------------------
Common Stock, $1.00 par value                                  New York Stock Exchange
 Rights to Purchase Series A                                   New York Stock Exchange
       Preferred Stock

        Securities registered pursuant to Section 12(g) of the Act: NONE

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.     YES /X/  NO / /

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K. /X/

AS OF MARCH 15, 1996, 2,759,115 COMMON SHARES WERE OUTSTANDING AND THE AGGREGATE MARKET VALUE OF THE COMMON SHARES HELD BY NON-AFFILIATES (BASED UPON THE CLOSING PRICE OF THESE SHARES ON THE NEW YORK STOCK EXCHANGE) WAS APPROXIMATELY $6,589,000.

                      DOCUMENTS INCORPORATED BY REFERENCE:

PORTIONS OF THE FOLLOWING DOCUMENTS ARE INCORPORATED BY REFERENCE INTO THE INDICATED PART OR PARTS OF THIS REPORT:

PROXY STATEMENT FOR ANNUAL MEETING OF SHAREHOLDERS SCHEDULED TO BE HELD ON MAY 7, 1996 -- PART III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

     (a) General Development of Business

     TCC Industries, Inc. ("TCC Industries" or "Company") through its subsidiaries, designs and manufactures a proprietary line of specialized bulk material conveying and processing equipment and systems for the food, pharmaceutical and chemical industries (the MEYER Group); and designs and distributes an extensive line of souvenir, novelty and gift items to theme, national and state parks, souvenir, novelty and gift shops and other distributors (Allen-Lewis Manufacturing Company). TCC Industries was incorporated under the laws of the State of Texas in October 1958. Its principal offices are located at 816 Congress Avenue, Suite 1250, Austin, Texas 78701. Its telephone number is (512) 320-0976. Unless the context otherwise requires, the terms "Company", "Registrant", and "TCC Industries" refer to TCC Industries, Inc. and its subsidiaries.

     In June 1994, the name of the company was changed from TeleCom Corporation to TCC Industries, Inc.

     On March 26, 1990, Meyer Europe Limited ("Meyer Europe"), a wholly owned subsidiary of Meyer Machine Company ("Meyer Machine"), a subsidiary of TCC Industries, acquired 27% of the outstanding capital stock of Vi-Tech Conveyors Limited, a manufacturer of conveying systems used primarily in the food industry based in Walsall, England. On May 1, 1990, Meyer Europe exercised its option to acquire an additional 53% of Vi-Tech Conveyors Limited. During 1990 the company was renamed Meyer Vi-Tech Limited ("Meyer Vi-Tech"). On July 9, 1991, Meyer Europe purchased a 5% interest from a minority interest shareholder to bring its total ownership of Meyer Vi-Tech to 85%. On January 7, 1993, Meyer Europe purchased another 5% interest from a minority interest shareholder but subsequently sold this 5% interest to the remaining minority interest shareholders leaving its total ownership at 85%. On November 30, 1994, Meyer Europe purchased a 7% interest from a minority interest shareholder, increasing its ownership interest to 92%.

     On March 14, 1990, Meyer Tempco, Inc. ("MTI"), a wholly owned subsidiary of Meyer Machine, acquired the assets of Tempco Machine and Design, Inc., a manufacturer of food processing equipment that complements the systems manufactured by Meyer Machine. In July 1992, the operations of MTI were moved to San Antonio, Texas from California. In the later part of 1992, Meyer Machine formed the Tempco Division of Meyer Machine ("Meyer Tempco") to market and manufacture the product line of MTI under a licensing agreement with MTI. In 1995, the rights to the MTI product line were transferred to Meyer Tempco.

     (b) Financial Information About Industry Segments

     TCC Industries' identifiable industry segments are manufacturing and wholesale distribution. Through these segments, TCC Industries employs approximately 162 people. The revenue, operating income and identifiable assets of each of the Company's industry segments for the years ended December 31, 1995, 1994 and 1993, are set forth in Note 11 to the Consolidated Financial Statements, appearing elsewhere herein.

     (c) Narrative Description of Business

MANUFACTURING

  Meyer Machine Company ("Meyer Machine")

  Meyer Vi-Tech Limited ("Meyer Vi-Tech")

     TCC Industries' manufacturing operations, which are organized informally as the MEYER Group for marketing purposes, are comprised of Meyer Machine, which includes the Tempco Division of Meyer Machine ("Meyer Tempco") and Meyer Vi-Tech. Meyer Machine and Meyer Vi-Tech design and manufacture a proprietary line of specialized bulk material conveying equipment and systems. These products are sold primarily to the dry food processing industry to handle products such as breakfast cereal, candy, pasta, snack foods and frozen foods; the pharmaceutical industry to handle tablets and capsules; and the chemical industry to handle pelletized chemicals. Meyer Tempco designs and manufactures food processing equipment primarily for the snack food industry. Through the engineering and design capabilities of the MEYER Group, each line of equipment can be customized to meet the special requirements of each customer. Meyer Machine also sells a complete line of edible nut processing equipment.

     With its broad product line, the MEYER Group is capable of providing bulk material handling and food processing systems complete with integrated control systems using state-of-the-art microprocessors. Meyer Machine's product line includes SIMPLEX conveying elevators, VIBRA-FLEX(R), DYNA-FLEX(R), MAGNE-FLEX(TM) and HYDRA-FLEX vibratory conveyors and feeders, belt conveyors, storage systems, distribution systems, continuous discharge bucket elevators, bulk box unloaders, Accu-Flow(TM) low capacity feeders and combination hopper/feeders, and edible nut processing machinery that includes crackers, shellers, sizers, separators and inspection tables. Meyer Vi-Tech's product line is similar to that of Meyer Machine, with the exception of the edible nut processing equipment. Meyer Tempco's product line includes sheeters, baking ovens, continuous and batch fryers, seasoning equipment, roasters, broilers, and accessory equipment for the snack food industry. The Meyer Tempco line of equipment complements Meyer Machine's product offering in that Meyer Machine offers the conveying equipment that transports the pre-processed raw material to Meyer Tempco's processors and then conveys the processed product to packaging.

     The MEYER Group's products are sold directly by their own sales force and by outside sales representatives who represent the companies in specific marketing areas while also selling complementary equipment of other manufacturers. Meyer Machine's primary marketing area for the bulk material handling equipment is the United States, Canada, Latin America and Asia. Meyer Vi-Tech's primary marketing area is Europe, North Africa and the Middle East. The Meyer Tempco line is marketed primarily in the United States, Latin America, Europe and Asia.

     Manufacturing revenue accounted for 52%, 53% and 53% of the Company's total consolidated revenue for the years ended December 31, 1995, 1994 and 1993, respectively. Conveying equipment, processing equipment and other machinery sales accounted for 67% of the 1995 manufacturing revenues, while sales of replacement parts and field service accounted for 33% of the sales. The applicable percentages for 1994 and 1993 were 71% and 78%, respectively, for conveying equipment, processing equipment and other machinery, and 29% and 22%, respectively, for replacement parts, field service and other miscellaneous products. During 1993, one customer accounted for approximately 37% of the MEYER Group's revenues. During 1994 two customers accounted for approximately 17% and 11%, respectively, of the MEYER Group's revenues. During 1995, no one customer accounted for more than 10% of the MEYER Group's revenue. It is the opinion of management that the loss of any single customer would not have a material adverse impact on the manufacturing operations over an extended period of time because of the MEYER Group's ability to replace this business with business from others in its broad customer base.

     Meyer Machine has granted two foreign licensing agreements allowing for the manufacture of its line of SIMPLEX conveying elevators and a licensing agreement allowing for the manufacture of its line of vibratory conveyors in Canada. Meyer Machine's products are also marketed in eighteen other foreign countries through manufacturer's representative offices. The domestic manufacturing operations generated approximately $647,000, $710,000 and $1,300,000 of export sales in 1995, 1994 and 1993, respectively.

     Meyer Machine holds five U.S. patents with remaining lives ranging from 5 to 13 years. Management believes these patents contribute to Meyer Machine's ability to maintain a competitive edge for the applicable product line.

     While the sales for the manufacturing operations may fluctuate during the year, such fluctuations are not generally attributable to seasonality. The raw materials used by each company are plastic and steel, as well as motors, controllers and processors, all of which are readily available from several sources. As such, none of the companies are dependent on any single source of supply.

     There are numerous companies engaged in the manufacture of equipment and machinery similar to that manufactured by the MEYER Group of companies. The MEYER Group competes with manufacturers of various types of mechanical equipment, many of which are substantially larger. The companies are able to compete with such manufacturers by selling their equipment at competitive prices and by manufacturing custom equipment for specific uses. Most manufacturers of edible nut processing products that compete with Meyer Machine are smaller than Meyer Machine and closely held. The Company believes that no one company or small group of competitors is dominant in the edible nut processing industry; therefore, each company must compete on the basis of price and its reputation for quality and service.

     The manufacturing operations' backlog at December 31, 1995 and 1994 was approximately $1,338,000 and $1,055,000, respectively. It is anticipated that substantially all of the backlog at December 31, 1995 will be shipped during 1996.

     The manufacturing operations have approximately 112 employees.

WHOLESALE DISTRIBUTION

  A.L. Investors, Inc., doing business as Allen-Lewis Manufacturing Company ("Allen-Lewis")

     Allen-Lewis designs and distributes a broad line of souvenir, gift and novelty items. In addition, Allen-Lewis designs and sells silk-screened soft goods such as T-shirts, sweatshirts and caps. Allen-Lewis's product line is sold in the continental 48 states and Alaska, on a wholesale basis, to theme parks, national and state parks, souvenir shops, airport shops, military bases, truck stops, zoos and discount and variety stores. The company also sells to distributors who service retail outlets. Allen-Lewis sells its product offerings through independent commissioned sales representatives who have assigned sales territories, directly through its in-house sales force and by attendance at trade shows. Allen-Lewis's in-house sales personnel service and cultivate relationships with large customers and also serve the needs of customers reached by a catalog mailed annually. Allen-Lewis's revenue accounted for 48%, 46% and 47% of the Company's total consolidated revenue for the years ended December 31, 1995, 1994, and 1993, respectively.

     The Allen-Lewis product line consists of approximately 6,000 different items. Product mix and product design change constantly according to market trends. Allen-Lewis's products are geared toward the travel and leisure (tourism) and entertainment industries. Allen-Lewis's major merchandise categories are:

          Souvenirs -- Typically low cost/low priced items which are imprinted or shielded with a design that has been tailored to denote a state, city, and/or attraction. Examples include: collectable spoons, salt and pepper shakers, plates, ashtrays, and mugs.

          Gifts -- Low cost/low priced impulse items sold in conjunction with souvenirs. Examples include: small toys, beaded belts and jewelry, pens, pencils, jewelry, plastic and flocked animals, and money banks.

          Novelty Items -- Low cost "gag" or joke items. Examples include: masks, jumbo cigars and whoopee cushions.

          Fund Raiser Items -- Small, inexpensive items decorated to appeal to school aged children who purchase the items for relatives. Examples include: "World's Best Mom" mug, "World's Greatest Grandma" spoonrest, and "Super Dad" pen.

          Silk-screened Soft Goods -- Products such as T-shirts, sweatshirts, hats and caps that are imprinted with an artistic or souvenir design.

     Most of the souvenir, gift and novelty inventory (other than soft goods) is purchased from suppliers in the Far East and is manufactured by companies with which Allen-Lewis has long-standing relationships. However, these suppliers could be negatively affected by changes in the economic and political climate of the countries in which they are located. Management of the Company believes that if a disruption of supply of products from these sources were to occur, the Company would be able to source similar products from suppliers located in other countries. If this were to occur, there could be a delay in receipt of merchandise and possible loss of sales, which would affect operating results adversely. Due to minimum quantity requirements of suppliers and the length of time required to receive inventory shipped from the Far East, Allen-Lewis maintains significant levels of certain stock inventory items. The minimum quantity requirements and long lead times result in low inventory turns. Most of Allen-Lewis's soft goods inventory is purchased from domestic textile mills and distributors of soft goods inventory. These items are available from several suppliers.

     Since Allen-Lewis serves a very seasonal industry, inventory levels are higher during January through June. Normally, inventory levels start to decrease during the summer, and the lowest inventory point occurs during the months of September through November. Due to lower than anticipated sales in 1995 and 1994, inventory balances at December 31, 1995 and 1994 were higher than normal. Maintaining adequate stock merchandise levels is key to Allen-Lewis's ability to service customers during the busy tourist season. Due to the seasonality of the business, certain customers may receive extended payment terms so inventory can be shipped prior to the tourist season.

     During the months of August through December, theme, national and state parks, chain stores, large retailers and wholesalers are contacted to book orders to be shipped during the following January through June for the summer tourist season. During the months of January through July, other customers are contacted for orders for current shipment. Replacement orders are filled and shipped for all customers during the months of May through August. As a result, during 1995 approximately 81% of Allen-Lewis's sales occurred from January through August.

     Allen-Lewis has no patents, trademarks, concessions or substantial licenses. Although it claims copyright protection for all of its original designs, Allen-Lewis has a registered copyright for one design, the loss of which would not have a material adverse effect on the operations of the company.

     Allen-Lewis experiences substantial competition in its markets. Allen-Lewis competes based on price, availability of inventory, product development (which includes development of new artwork), reliability of service, and extended payment terms offered to certain customers. Management believes that no one company or group of companies is dominant in the industry.

     During the years ended December 31, 1995 and 1993, no one customer accounted for more than 10% of Allen-Lewis's sales. During the year ended December 31, 1994, one customer accounted for 11% of Allen-Lewis's sales. It is the opinion of management that the loss of any one customer would not have a material adverse impact on the wholesale distribution operations over an extended period of time due to the ability to replace this business with business from other customers. The backlog of orders as of December 31, 1995 was approximately $3,245,000, as compared to approximately $3,441,000 as of December 31, 1994. It is anticipated that substantially all of the backlog at December 31, 1995 will be shipped during 1996.

     Allen-Lewis has approximately 46 employees.

     (d) Financial Information About Domestic and Foreign Operations and Export Sales

     For information on foreign operations, see Note 11 to the Consolidated Financial Statements, appearing elsewhere herein.

ITEM 2. PROPERTIES

     The Registrant maintains its principal executive offices in approximately 2,800 square feet of leased office space at 816 Congress Avenue, Suite 1250, Austin, Texas 78701.

MANUFACTURING

     Meyer Machine owns an office and manufacturing facility in San Antonio, Texas, aggregating approximately 103,000 square feet that is fully utilized. The properties are maintained in good condition. Meyer Machine owns land adjacent to its current facility that can be used for future plant and office expansion of up to 18,000 square feet. These properties are pledged as collateral for a note payable. Meyer Machine also leases 2,500 square feet of portable office space for its sales department.

     Meyer Vi-Tech owns an office and manufacturing facility in Walsall, England containing approximately 23,200 square feet of manufacturing space and 2,300 square feet of office space that was acquired in 1994. This facility will provide ample square footage for current as well as future production needs. This facility is pledged as collateral for two notes payable.

WHOLESALE DISTRIBUTION

     Allen-Lewis owns two buildings in Denver, Colorado, aggregating 61,000 square feet. These facilities are for general office, showroom, warehousing and the silk-screening operations. The properties are fully utilized by Allen-Lewis and maintained in good condition. Both of Allen-Lewis's buildings are pledged as collateral for notes payable. Allen-Lewis also leases approximately 7,350 square feet of temporary storage space in Denver, Colorado, due to higher than normal inventory levels. Allen-Lewis also leases 3,000 square feet in Palmer, Alaska and 1,500 square feet in Orlando, Florida,that serve as both an office and warehouse for the company's Alaska and Florida sales territories.

ITEM 3. LEGAL PROCEEDINGS

     See Note 5 to the Consolidated Financial Statements, appearing elsewhere herein, for a discussion of legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
        MATTERS

     There were 2,759,115 shares of the Company's common stock, par value $1, outstanding as of March 15, 1996 owned of record by approximately 3,000 shareholders, as reported by the Company's transfer agent, excluding individual participants in security position listings such as Cede & Co. At March 15, 1996, officers and directors owned 11.5% of the stock. The common stock is listed on the New York Stock Exchange (trading symbol: TEL). The following table sets forth the high and low sales prices for the common stock as reported by the New York Stock Exchange for each quarterly period during the last two years.

                                                                        1995         1994
                                                                      HIGH-LOW     HIGH-LOW
                                                                      --------     --------
    First Quarter.................................................... $    3-2     $ 3 3/4-2 3/4
    Second Quarter...................................................  2 3/8-1           4-3 1/4
    Third Quarter....................................................  2 3/4-1 7/8   3 1/2-3
    Fourth Quarter...................................................  2 5/8-2       3 1/8-2

     The closing price of the Company's common stock on March 15, 1996, as reported by the New York Stock Exchange, was $2 5/8 per share.

     The Company has not paid dividends during the past two fiscal years. See
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" -- "Liquidity and Capital Resources," appearing elsewhere in this annual report on Form 10-K, for a description of restrictions in bank loan agreements of the Company that could negatively impact the Company's ability to pay cash dividends in the future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                   AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                                               ---------------------------------------------------
                                                1995       1994       1993       1992       1991
                                               -------    -------    -------    -------    -------
                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenue......................................  $19,266    $23,061    $25,453    $27,339    $25,854
Income (loss) from continuing operations
  before extraordinary item..................      (90)       (77)       612        (88)    (1,202)
Earnings (loss) per share from continuing
  operations before extraordinary item.......     (.03)      (.03)       .19       (.02)      (.32)
Shareholders' equity per share...............     4.69       4.73       4.74       3.53       3.39
Total assets.................................   19,306     19,864     19,975     30,114     26,232
Long-term debt...............................    2,459      2,142      1,572      2,735      2,680
Cash dividends per common share..............       --         --         --         --         --

     The foregoing should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and Notes thereto included elsewhere herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

  1995 vs. 1994

     For the year ended December 31, 1995, the Company reported consolidated revenue of $19.3 million, which was 16.5% below consolidated revenue of $23.1 million in 1994. The decline is attributable to lower sales at both the manufacturing and wholesale distribution segments of the Company. Revenue at the MEYER Group, which comprises the manufacturing segment, was $10.0 million in 1995, which is 18.7% below 1994 revenue of $12.3 million. The decline is primarily attributable to $2.0 million lower sales of equipment in the markets served in the United States and Latin America. Sales in the markets served in Europe were approximately the same in 1995 as in 1994. The lower equipment sales in 1995 are primarily due to the $1.1 million lower backlog at December 31, 1994 when compared to the backlog at December 31, 1993. The lower backlog, and consequently the lower equipment sales, were a result of the increased competition and continuing weakness in the markets severed by the manufacturing segment, a condition that began in the second quarter of 1994. Revenue at Allen-Lewis, which comprises the wholesale distribution segment, was $9.2 million in 1995, which is 14.0% below 1994 revenue of $10.6 million. The decline in revenue is primarily attributable to continuing weakness and increased competitiveness of the markets it serves. Allen-Lewis sales in 1995 were also negatively impacted by delays in receipt of merchandise that had been ordered from foreign suppliers in anticipation of filling customers' orders, however, the company is not capable of separately quantifying the impact of the delays on revenue.

     The Company realized consolidated gross profit of $6.3 million in 1995, which represents a 16.1% decline from the $7.5 million recorded in 1994. The decline in gross profit is primarily attributable to the decline in revenue discussed above, as the consolidated gross profit margin in 1995 was 32.5% as compared to 32.3% in 1994.

     The Company reported an operating loss of $316,000 in 1995 as compared to an operating loss of $99,000 in 1994. The decline is primarily the result of the lower revenue, and resulting lower gross profit, discussed above, offset by a $981,000 reduction in selling, general and administrative expenses. The reduction in selling, general and administrative expenses is primarily due to a $243,000 reduction in employee and employee related expenses; and a $350,000 reduction in selling and marketing expense at the MEYER Group, when comparing 1995 to 1994. These reductions were implemented at the beginning of 1995 as a direct result of the lower revenue the Company experienced in 1994 in an attempt to bring expenses in line with current revenue levels until such time as the markets served by the Company improved.

     Other income, (net of other expense) was $224,000 in 1995, an increase of $185,000 over 1994. This increase is primarily the result of gains realized on the sale of assets held for sale and other fixed assets of $451,000 in 1995, compared to gains of $250,000 in 1994. These increased gains were offset by a $91,000 increase in interest expense which primarily resulted from higher outstanding balances and higher interest rates on Allen-Lewis's line of credit in 1995 when compared to 1994.

  1994 vs. 1993

     Consolidated revenues declined 9.4% in 1994 when compared to 1993. The decline is the result of lower sales at both the manufacturing and wholesale distribution segments of the Company. Manufacturing revenues decreased 9.5% to $12.3 million in 1994 from $13.6 million in 1993. The lower sales at the MEYER Group reflect the impact of lower customer inquiries for equipment, resulting from a softening in the demand for food processing and handling equipment by large food manufacturers which began in the second quarter of 1994 in the United States. Also negatively impacting revenue was overall increased competition and a continuing weak European market. Sales of Meyer Vi-Tech were down $360,000 in 1994 when compared to 1993. Overall, for the MEYER Group, sales of spare parts and field service revenue increased $569,000 in 1994 when compared to 1993, partially offsetting the $1,867,000 decline in equipment sales. While the MEYER Group was successful in diversifying its customer base in 1994, the slow-down in the food industry has made it difficult to completely replace the decline in equipment sales to one customer which did significant business in 1993 and 1992. Wholesale distribution revenues decreased by 10.6% to $10.6 million in 1994 from $11.9 million in 1993. The decrease was due to customers delaying their orders for merchandise until they had a better indication of the summer tourist traffic, which was lower than expected. Allen-Lewis had positioned its inventory levels to be able to fill customer re-orders during the summer; consequently, the lower tourist traffic reduced sales and caused inventories to remain higher during 1994 when compared to 1993.

     Consolidated gross profit declined $1,038,000 or 12.2% in 1994, compared to 1993. The decline is due to the lower revenue discussed above and a decline in gross profit margins to 32.3% in 1994 as compared to 33.4% for 1993. Gross profit margins declined at both The MEYER Group and Allen-Lewis. The lower margins at the MEYER Group are attributable to several factors: a) inefficiencies in the manufacturing process due to lower revenue; b) increased competition which resulted in discounts from standard prices; c) systems shipped in the first quarter contained a higher percentage of parts supplied by third-party manufacturers, thereby causing material costs to be a higher percentage of sales than normal; and d) inefficiencies incurred due to the learning curve experienced with the manufacture of new products. The decline in the gross profit margins at Allen-Lewis in 1994 from 1993 resulted from a change in the sales mix during the year and higher sales of close-out items.

     The Company reported an operating loss of $99,000 in 1994 as compared to an operating profit of $993,000 in 1993. The decline is primarily the result of the lower revenue and gross profit discussed above and a $54,000 increase in selling, general and administrative expenses. During the year, the MEYER Group incurred a $256,000 increase in selling and marketing expenses, which was offset by a $251,000 decrease in general and administrative expense at the parent level. During 1994, the Company incurred costs associated with the implementation of a five year business plan which contains steps aimed at increasing market penetration and, in turn, improved sales and operating efficiencies.

     At the MEYER Group, these steps included:

     - Reorganizing the sales department and adding a salesman to focus on the Latin American market;
     - Adding a direct salesman in Chicago to bolster the MEYER Group's presence in the Midwest;
     - Introducing a new line of bulk box unloaders and a redesigned and improved line of vibratory conveyors;
     - Implementing a targeted marketing effort to the chemical industry; and
     - Adding a European Sales Manager.

     At Allen-Lewis, the following steps were taken:

     - A new sales representative was added in the Northeast;
     - An Alaska warehouse and sales office was opened;
     - New products were added that were aimed at increasing sales to ski areas and zoos;
     - A new computer system was added to improve efficiencies in handling customers' orders, and in ordering and managing inventory; and
     - A new art director was added and the graphic design department was automated.

These measures were not in effect long enough in 1994 to result in the desired increase in revenue and improved efficiencies.

     Other income (net of other expenses) was $39,000 in 1994, an increase of $60,000 when compared to the net expense of $21,000 in 1993. This increase was due to gains recognized on the sale of real estate properties classified as assets held for sale and higher interest income resulting from increased levels of invested funds, partially offset by an increase in interest expenses due to a higher balance of notes payable and long-term debt throughout 1994 compared to 1993.

PROVISION FOR INCOME TAXES

     The provision for federal income taxes in 1993 did not require any significant cash payment because, for federal income tax purposes, the available net operating loss carryforward served to offset taxable income. The federal tax provisions did not reduce shareholders' equity because the tax benefits resulting from the utilization of these carryforwards were credited directly to paid-in capital.

OUTLOOK

     The Company experienced declining sales at each of its operating segments in 1994. The reduction in sales resulted from increased competition and weak market conditions, a condition that developed during the first part of 1994. As a result, towards the end of 1994 and the beginning of 1995, the Company undertook a program to aggressively cut expenses, primarily employee and employee related expenses, and selling and marketing expenses, in order to improve the near term results of operations on the lower revenue levels the Company was experiencing. Market conditions continued to deteriorate and consolidated revenues were down 16.5% in 1995. However, the rate of decline of sales lessened in the fourth quarter of 1995 when sales were down only 7% when compared to the fourth quarter of 1994. The lower rate of decline is primarily a result of a $200,000 increase in sales in Europe by Meyer Vi-Tech during the fourth quarter of 1995, when compared to the same period in 1994. The MEYER Group began to see an increase in inquiry levels and orders booked in the third quarter of 1995 which resulted in a 20% increase in its backlog at September 30, 1995, when compared to September 30, 1994. Inquiry levels remained strong in the fourth quarter resulting in a 26.8% higher backlog at December 31, 1995, when compared to December 31, 1994. This increase is primarily due to a $469,000 increase in the backlog of Meyer Vi-Tech, offset by a $186,000 reduction at Meyer Machine. While Meyer Machine has seen an increase in inquiries, customers have been slow in placing orders. This condition is viewed as a possible indication that while the markets in the United States remain soft, customers are once again evaluating increasing their capital expenditures for the type of equipment manufactured by the MEYER Group. While the Company is encouraged by the increase in inquiries, it is still too early to tell if the increase in inquiry levels will result in customers placing orders, or, due to a continuing high level of competition, whether the customers will place orders with the MEYER Group. The MEYER Group is not solely counting on improved market conditions as a way to increase revenue and in turn, improved results of operations. Some other measures it has taken to increase sales are:

     - Evaluated and redesigned certain products in its line to reduce costs and improve its competitive position in the market;
     - Designed and introduced a new line of hopper-feeders;
     - Increased its sales representation by adding a sales representative organization to cover a portion of Asia; and
     - Changed advertising agencies and developed a new ad campaign.

     Management believes these measures will ultimately have a positive impact, but it is difficult to predict when, or to what extent they will have the desired impact.

     At Allen-Lewis, the markets remained soft and highly competitive in 1995, and the company was negatively impacted by delays in receipt of merchandise that had been ordered in anticipation of filling customers' orders. Unlike the MEYER Group, Allen-Lewis's sales were down 16.7% in the fourth quarter of 1995, when compared to the same period in 1994. This compares to a 14% reduction for all of 1995, when compared to 1994. However, Allen-Lewis's backlog at December 31, 1995 was only 5.7% lower at December 31, 1995 when compared to December 31, 1994. Allen-Lewis's business is very seasonal with a majority of sales occurring between January and August. As a result of weaker than expected summer tourist seasons during 1993, 1994 and 1995, management has observed that customers have become very cautious in their buying habits and whenever possible, delay their buying decisions until they get a sense of how the season will be. Allen-Lewis has positioned its inventory and operations to be able to quickly respond to customer orders for stock merchandise and therefore, if the 1996 tourist season shows improvement over prior years, Allen-Lewis should benefit. Like the MEYER Group, Allen-Lewis is not relying solely on improved market conditions in order to increase sales and, in turn, improved results of operations. Some steps Allen-Lewis has taken to increase sales are:

     - Expanded its market coverage and increased its line of souvenirs so it now includes the 48 continental states and Alaska. Most notably, Allen-Lewis opened a sales office and warehouse to serve the Florida market in 1995;
     - Redesigned and improved the distribution of its catalog;
     - Improved its graphic design and product development capabilities by adding an experienced design artist to its staff; and
     - In order to reduce the negative impact of delayed shipments from suppliers, Allen-Lewis completed the installation of its new computer system, revised its order processing system and increased its staffing in the purchasing area, so that orders are efficiently tracked through the system and vendors are held accountable for timely delivery.

     While the focus of the Company in 1995 was expense control, the focus for 1996 is increased revenue. While management of the Company is confident that market conditions will ultimately improve and the steps it is taking to improve its competitive position, market penetration and delivery rates, will ultimately have a positive impact, it cannot predict when the improvements will occur. However, there are signs that markets may be stabilizing or slightly improving, or the steps taken by the Company may be having a positive impact, or both. Management will continue to take steps aimed at increasing revenue within its core businesses. In addition, management is actively searching for strategic acquisition candidates for each of its business segments which would either (a) increase the product offering to existing customers, or (b) improve product distribution to either new geographic territories or to new industries and customer bases, or both. The Company has set a goal of completing an acquisition in 1996, but it cannot predict whether a suitable candidate will be found or if a transaction could be completed in this time frame.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1995, the Company had working capital of $9.5 million and a current ratio of 3.6 to 1 as compared to working capital of $8.9 million with a current ratio of 3.0 to 1 at December 31, 1994. The improvement in the working capital and current ratio at December 31, 1995, compared to December 31, 1994, is primarily due to a $683,000 reduction in current liabilities at December 31, 1995, when compared to December 31, 1994. This reduction is primarily the result of a $1.3 million reduction in notes payable, which primarily results from the conversion of $1.2 million of Allen-Lewis's line of credit to a three year term note, offset by (a) a $383,000 increase in current maturities of long-term debt, which is primarily the result of the current portion of the $1.2 million term note discussed above, and (b) a $371,000 increase in customer deposits, which is a result of a higher level of deposits for the orders included in the backlog of the MEYER Group at December 31, 1995 when compared to December 31, 1994. Long-term debt measured as a percentage of shareholders' equity was 19.0% at December 31, 1995, versus 16.4% at December 31, 1994. The slight change is primarily due to a $317,000 increase in long-term debt, which is primarily due to the impact of the conversion of $1.2 million of Allen-Lewis's line of credit to a three year term note (discussed above), less payments made in 1995 and the current maturities of such note; offset by payments on long-term debt of $487,000 in 1995.

     At December 31, 1994, the Company had working capital of $8.9 million and a current ratio of 3.0 to 1 as compared to working capital of $8.7 million with a current ratio of 2.8 to 1 at December 31, 1993. The improvement in the current ratio in 1994 when compared to 1993 can be attributed to a greater decrease in current liabilities than in current assets. There were decreases in accounts payable, accrued expenses, and customer deposits totaling approximately $1.3 million. This was offset by an increase in notes payable at Allen-Lewis of $743,000 which was primarily due to their higher inventory balances at December 31, 1994. Long-term debt measured as a percentage of shareholders' equity was 16.4% at December 31, 1994, versus 11.8% at December 31, 1993. The higher percentage of long-term debt to shareholders' equity at December 31, 1994 when compared to December 31, 1993 is primarily the result of a higher level of long term debt incurred in 1994 to finance the acquisition of property, plant and equipment as well as a reduction in shareholders' equity resulting from the purchase of 52,252 treasury shares in 1994.

     At December 31, 1995, Meyer Machine maintained a $1,000,000 bank line of credit, of which approximately $800,000 was available under the line after a reduction of $200,000 to support a letter of credit issued by the bank as partial collateral for the real estate lien note payable to a bank by Meyer Vi-Tech. Meyer Machine continues to provide Meyer Europe a working capital line of credit which is used to provide financial support for Meyer Vi-Tech. The cash used to fund this line of credit has come from general corporate funds of Meyer Machine generated through internal cash flow. No cash advances were made under the line of credit in 1995, however, Meyer Machine did sell parts to Meyer Vi-Tech under the line of credit. Meyer Machine has a commitment from its primary bank lender to provide a line of credit for up to $400,000, if needed, for equipment purchases. This commitment expires in June 1996.

     Allen-Lewis maintains a line of credit with a bank that provides maximum borrowing capabilities of $3.3 million, subject to a borrowing base calculation, for working capital purposes and support for letters of credit. At December 31, 1995, Allen-Lewis had approximately $1.2 million available under this line of credit. As this is a revolving line of credit, the availability fluctuates on a daily basis. Management believes cash flows from operations along with the line of credit will provide sufficient working capital to meet Allen-Lewis's needs in 1995. At December 31, 1995, Allen-Lewis had notes payable that had balloon payments of approximately $1.2 million due on June 30, 1996. These notes have been modified and extended to come due through June 2001 at an interest rate of 10%.

     TCC Industries has an $85,000 line of credit and a $300,000 line of credit, both of which are used to supplement the short-term cash needs of the parent company. Neither of these lines of credit had balances outstanding at December 31, 1995.

     Each of the subsidiaries' bank lines of credit agreements contain provisions that limit or restrict the transfer of funds to the parent company in the form of cash dividends, loans or advances, based on each such subsidiaries' income and other formulas contained in the respective loan agreements. Management does not believe the restrictions will have a significant effect on the parent company's ability to meet ordinary cash obligations in 1996. However, these restrictions, and the restrictions contained in the two TCC Industries lines of credit, could negatively impact the Company's ability to pay cash dividends in the future, if the respective banks do not waive such restrictions. In 1996, management anticipates that each subsidiary will be able to finance the current installments on its debt agreements through their own cash flow from operations.

     Certain of Allen-Lewis's customers are offered extended payment terms whereby shipments of inventory made early in the year do not have to be paid for until later in the summer. Due to the customized nature of the products sold by the manufacturing operations, the MEYER Group frequently receives deposits from customers when an order is placed. These deposits are used to help meet working capital requirements.

     During 1995, the Company incurred approximately $195,000 in capital expenditures, including capital leases, as compared to $1,137,000 in 1994 and $557,000 in 1993. The expenditures in 1995 were financed through internally generated funds. The Company expects 1996 capital expenditures to approximate $302,000, with such expenditures to be financed from cash flow from operations, borrowings and leases.

     During 1995, the Company sold real estate assets held for sale which generated cash of approximately $547,000. As a result of the sales in 1995, the remaining assets held for sale are insignificant and it is management's opinion that the Company will not incur significant costs during the period of liquidation of these remaining assets. Such costs will be funded from operating cash flows and from the liquidation of the assets. Management does not anticipate any significant expenditures for environmental liabilities or product liability claims in 1996.

     Management does not believe foreign currency fluctuations have had a significant impact on the Company's financial condition.

     For information on the impact of future changes in accounting principles, see Note 1 to the Consolidated Financial Statements, appearing elsewhere herein.

INFLATION AND CHANGING PRICES

     The Company believes that the effect of inflation and changing prices has not had, and for the foreseeable future will not have, a material impact on revenue and/or operating income of the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial Statements and supplementary data are as listed in the attached Index To Financial Statements and Financial Statement Schedules appearing on page F-1 in this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     Information with regard to Directors and executive officers and their business experience is set forth under "ELECTION OF DIRECTORS" in the Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 1996, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     Information with regard to executive compensation and pension or similar plans is set forth under "COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS" in the Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 1996, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with regard to security ownership of certain beneficial owners and management is set forth under "PRINCIPAL SHAREHOLDERS" and "ELECTION OF DIRECTORS" in the Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 1996, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with regard to certain relationships and related transactions is set forth under "COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS" and "INTEREST OF MANAGEMENT

IN CERTAIN TRANSACTIONS," in the Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 1996, and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) (1) and (2) Financial Statements and Financial Statement Schedules.

        See Index to Financial Statements and Financial Statement Schedules appearing on Page F-1 in this Annual Report on Form 10-K.

        (3) Exhibits

        (Asterisk (*) indicates exhibits previously filed with the Securities and Exchange Commission which are incorporated herein by reference to this Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

        (3) Articles of Incorporation and By-laws:

           (i) Articles of Incorporation:

               *3.11 Amendment to the Company's Articles of Incorporation dated May 9, 1988.
               *3.17 Articles of Amendment dated June 1, 1994.
               (ii)  By-laws
               *3.1  Second Amended and Restated Bylaws of the Company.
               *3.12 Amendment to Bylaws of the Company.
               *3.13 Amendment to Bylaws of the Company, dated April 23, 1991.
               *3.14 Amendment to Bylaws of the Company, dated January 9, 1992.
               *3.15 Amendment to Bylaws of the Company, dated March 16, 1993.
               *3.16 Third Amended and Restated Bylaws of the Company, dated March 14, 1994.
               *3.18 Amendment No. 1 to Third Amended and Restated By-Laws of the Company.
               *3.19 1995 Amendment No. 1 to the Third Amended and Restated By-Laws of TCC
                     Industries, Inc.
               (4)   Instruments Defining the Rights of Security Holders Including Indentures:
               *4.2  Rights Agreement dated as of May 1, 1991, between the Company and
                     Ameritrust Company National Association, which includes the form of
                     Statement of Resolution Establishing Series of Shares setting forth the terms of the Series A Preferred Stock, no par value, as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to
                     Purchase Series A Preferred Stock as Exhibit C.
               *4.3  Form of Rights Certificate (included as Exhibit B to Rights Agreement incorporated herein by reference pursuant to 4.2 above.) Pursuant to the
                     Rights Agreement, printed Right Certificates will not be mailed until as soon as practicable after the date the Rights become detachable from shares of the Company's Common Stock (the "Distribution Date").

             *4.4    Form of Summary of Rights to Purchase Series A Preferred Stock (included as Exhibit C to Rights Agreement incorporated herein by reference pursuant to 4.2 above) which, together with certificates representing the outstanding Common Shares of the Company, shall represent the Rights until the Distribution Date.
             *4.5    Specimen of legend to be placed, pursuant to Section 3(c) of the Rights
                     Agreement, on all new Common Share certificates issued after May 6, 1991 and prior to the Distribution Date upon transfer, exchange or new issuance.
             *4.6    Amendment No. 2 to Amended and Restated Rights Agreement of the Company.
            (10)     Material Contracts:
            *10.2    1985 Non-Employee Directors Stock Option Plan.
            *10.2.1  First Amendment to 1985 Non-Employee Directors Stock Option Plan adopted
                     May 9, 1988.
             10.2.2  TCC Industries, Inc. 1995 Non-Employee Directors Stock Option Plan
                     (Which Amends and Restates the 1985 Non-Employee Directors Stock Option
                     Plan)
            *10.3    1985 Incentive Stock Option Plan as amended.
            *10.3.1  Second Amendment to the 1985 Incentive Stock Option Plan of the Company.
            *10.5    Agreement of Purchase and Sale of Stock by and between Delwin W. Morton,
                     Morton Realty Associates, Inc. and TeleCom Industrial Group, Inc., dated
                     September 30, 1986.
            *10.6    Agreement of Purchase and Sale of Stock by and between David B. McCall,
                     III and J. Bryan McCall and TeleCom Industrial Group, Inc., dated
                     September 30, 1986.
            *10.7    Agreement of Purchase and Sale of Warrants by and between A.L.
                     Investors, Inc., MVenture Corp and TeleCom Industrial Group, Inc., dated
                     September 30, 1986.
            *10.9    Stock Purchase Agreement for the sale of Meyer Conveyair, Inc., dated
                     October 11, 1991, by and among Jetstream Systems, Inc., Barry-Wehmiller
                     Company, Meyer Machine Company and the Company.
            *10.10   Employment Agreement by and among the Company and Lawrence W. Schumann, dated March 24, 1993.
            *10.10.1 Amendment to Employment Agreement by and among the Company and Lawrence
                     W. Schumann.
            *10.11   Employment Agreement by and among the Company and Larry T. Marek, dated
                     March 24, 1993.
            *10.11.1 Amendment to Employment Agreement by and among the Company and Larry T.
                     Marek.
            *10.12   Non-transferable Stock Option for the Purchase of Common Stock of the
                     Company granted to W. Grogan Lord on February 27, 1991.
            *10.13   Stock Purchase Agreement dated May 25, 1993 among TeleCom Industrial
                     Group, Inc., Registrant, Watsco, Inc., and CSI Acquisition Corp.
            *10.14   Consulting and Noncompetition Agreement between Lawrence W. Schumann and the Company dated May 10, 1994.
            *10.15   Consulting and Noncompetition Agreement between W. Grogan Lord and the
                     Company dated May 10, 1994.
            *10.16   Consulting and Noncompetition Agreement between William E. Callahan and the Company dated May 10, 1994.
            *10.17   Consulting and Noncompetition Agreement between Frank W. Denius and the
                     Company dated May 10, 1994.

           *10.18    Consulting and Noncompetition Agreement between Ed R. L. Wroe, Jr. and the Company dated May 10, 1994.
           *10.19    Consulting Agreement between J. Patrick Kaine and the Company dated
                     August 2, 1994.
            10.20    Consulting and Noncompetition Agreement between J. Patrick Kaine and the
                     Company dated August 2, 1995.
            10.21    TCC Industries, Inc. Annual Incentive Plan Text and Operating Rules As
                     Amended January 9, 1992, January 12, 1995, and January 11, 1996.
            10.21.1  1996 Supplement to TCC Industries, Inc. Annual Incentive Plan Basic Plan
                     Text and Operating Rules.
           (21)      Subsidiaries of Registrant.
           (23)      Consents of Experts and Counsel:
            23.1     Consent of Independent Accountants.
           (27)      Financial Data Schedule
           (99)      Additional Exhibits (Previously filed as Exhibits 28X):
           *99.2     The TeleCom Corporation Legal Defense Indemnification Trust Agreement,
                     dated July 22, 1986.
           *99.3     Form of Indemnification Agreement Between Officers and Directors
                     Executed Pursuant to the TeleCom Corporation Legal Defense
                     Indemnification Trust Agreement.
           *99.3.1   Form of Amendment No. 1 to Indemnification Agreement.
           *99.4     Item 1 to Registration Statement on Form 8-A filed by the Company with the Securities and Exchange Commission on May 6, 1991.

     (b) Reports on Form 8-Ks.

     The following is the date and description of the events reported on Form 8-K covering events in the fourth quarter of 1995.

                 DATE OF EARLIEST
DATE FILED            EVENT
 WITH SEC      REPORTED ON FORM 8-K     DESCRIPTION
----------     --------------------     -----------
   None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      TCC INDUSTRIES, INC.


                                      By    /s/  LAWRENCE W. SCHUMANN
                                        ----------------------------------------
                                                (Lawrence W. Schumann)
                                          Chairman of the Board of Directors,
                                         President and Chief Executive Officer

March 25, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

            SIGNATURE                             TITLE                      DATE
            ---------                             -----                      ----
   /s/  LAWRENCE W. SCHUMANN              Chairman of the Board of      March 25, 1996
------------------------------------      Directors, President and
      (Lawrence W. Schumann)              Chief Executive Officer


        /s/  W. GROGAN LORD                Senior Chairman of the       March 25, 1996
------------------------------------         Board of Directors
         (W. Grogan Lord)


        /s/  LARRY T. MAREK               Executive Vice President,     March 25, 1996
------------------------------------       Treasurer and Secretary
          (Larry T. Marek)                (Principal Financial and
                                             Accounting Officer)

     /s/  WILLIAM E. CALLAHAN                     Director              March 25, 1996
------------------------------------
      (William E. Callahan)


      /s/  FRANK W. DENIUS                        Director              March 25, 1996
------------------------------------
         (Frank W. Denius)


      /s/  J. PATRICK KAINE                       Director              March 25, 1996
------------------------------------
        (J. Patrick Kaine)


      /s/  ED R.L. WROE, JR.                      Director              March 25, 1996
------------------------------------
        (Ed R.L. Wroe, Jr.)

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                                        PAGE
                                                                                        -----
Report of Independent Accountants.....................................................  F-3
Financial Statements:
  Consolidated Balance Sheet as of December 31, 1995 and 1994.........................  F-4
  Consolidated Statement of Operations for the years ended December 31, 1995, 1994 and
     1993.............................................................................  F-6
  Consolidated Statement of Shareholders' Equity for the years ended December 31,
     1995,
     1994 and 1993....................................................................  F-7
  Consolidated Statement of Cash Flows for the years ended December 31, 1995, 1994 and
     1993.............................................................................  F-8
  Notes to Consolidated Financial Statements..........................................  F-9
Financial Statement Schedules:
  I  -- Condensed Financial Information of Registrant (Parent Company)................  F-22
  II -- Valuation and Qualifying Accounts.............................................  F-27

     All other financial statements and schedules not listed have been omitted since the required information is either included in the Consolidated Financial Statements and the Notes thereto as included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 or is not applicable or required.

                      (This page intentionally left blank)

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS,
  TCC INDUSTRIES, INC.

     We have audited the consolidated financial statements and the financial statement schedules of TCC Industries, Inc. and Subsidiaries listed in the index on page F-1 of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TCC Industries, Inc. and Subsidiaries as of December 31, 1995 and 1994 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

                                            COOPERS & LYBRAND L.L.P.

Austin, Texas
February 27, 1996

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                               AS OF DECEMBER 31,
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                            1995        1994
                                                                           -------     -------
Current assets:
  Cash and cash equivalents..............................................  $ 2,224     $ 2,124
  Receivables:
     Trade receivables, net of allowance of $118 and $121,
      respectively.......................................................    3,136       3,339
     Other, including interest...........................................       66          97
                                                                           -------     -------
                                                                             3,202       3,436
                                                                           -------     -------
  Inventories:
     Raw materials.......................................................      892         944
     Work in process.....................................................      347         164
     Finished goods......................................................    6,252       6,375
                                                                           -------     -------
                                                                             7,491       7,483
                                                                           -------     -------
  Other..................................................................      270         136
                                                                           -------     -------
          Total current assets...........................................   13,187      13,179
                                                                           -------     -------
Property, plant and equipment:
  Land...................................................................    1,107       1,113
  Buildings and improvements.............................................    3,720       3,726
  Machinery and equipment................................................    4,908       4,820
                                                                           -------     -------
                                                                             9,735       9,659
     Less accumulated depreciation.......................................   (5,283)     (4,826)
                                                                           -------     -------
                                                                             4,452       4,833
                                                                           -------     -------
Intangible assets:
  Goodwill...............................................................    1,158       1,164
  Patents and trademarks.................................................       74          74
                                                                           -------     -------
                                                                             1,232       1,238
     Less accumulated amortization.......................................     (400)       (347)
                                                                           -------     -------
                                                                               832         891
                                                                           -------     -------
Other assets.............................................................      835         961
                                                                           -------     -------
          Total assets...................................................  $19,306     $19,864
                                                                           =======     =======

    The accompanying notes are an integral part of the financial statements.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES

                               AS OF DECEMBER 31,
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                              1995      1994
                                                                             -------   -------
Current liabilities:
  Notes payable............................................................  $   882   $ 2,200
  Current maturities of long-term debt.....................................      664       281
  Accounts payable.........................................................      839       600
  Accrued expenses.........................................................      828     1,186
  Customer deposits........................................................      430        59
                                                                             -------   -------
          Total current liabilities........................................    3,643     4,326
Long-term debt, less current maturities....................................    2,459     2,142
Deferred liabilities.......................................................      254       300
                                                                             -------   -------
          Total liabilities................................................    6,356     6,768
                                                                             -------   -------
Commitments and contingencies
Shareholders' equity:
  Preferred stock, authorized 2,000,000 shares, no par value, no shares
     issued................................................................       --        --
  Common stock, authorized 10,000,000 shares, par value $1 per share,
     2,840,601 shares issued...............................................    2,841     2,841
  Additional paid-in capital...............................................    8,748     8,748
  Cumulative foreign currency translation adjustment.......................      (53)      (22)
  Retained earnings........................................................    1,680     1,770
                                                                             -------   -------
                                                                              13,216    13,337
  Less treasury stock, 81,486 and 72,586 shares, respectively, at cost.....     (266)     (241)
                                                                             -------   -------
     Total shareholders' equity............................................   12,950    13,096
                                                                             -------   -------
          Total liabilities and shareholders' equity.......................  $19,306   $19,864
                                                                             =======   =======

    The accompanying notes are an integral part of the financial statements.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 1995        1994        1993
                                                                -------     -------     -------
Revenue.......................................................  $19,266     $23,061     $25,453
Cost of goods sold............................................   13,013      15,610      16,964
                                                                -------     -------     -------
     Gross profit.............................................    6,253       7,451       8,489
Selling, general and administrative expenses..................    6,569       7,550       7,496
                                                                -------     -------     -------
     Operating income (loss)..................................     (316)        (99)        993
                                                                -------     -------     -------
Other income (expense):
  Interest income.............................................      113         105          43
  Interest expense............................................     (502)       (411)       (367)
  Other, net..................................................      613         345         303
                                                                -------     -------     -------
                                                                    224          39         (21)
                                                                -------     -------     -------
Income (loss) from continuing operations before provision
  (benefit) for income taxes..................................      (92)        (60)        972
Provision (benefit) for income taxes..........................       (2)         17         360
                                                                -------     -------     -------
Income (loss) from continuing operations......................      (90)        (77)        612
Discontinued operations:
  Income from discontinued operations, net of provision for
     income taxes of $227.....................................       --          --         458
  Gain on disposal of discontinued operation, net of provision
     for income taxes of $493.................................       --          --         939
                                                                -------     -------     -------
     Net income (loss)........................................  $   (90)    $   (77)    $ 2,009
                                                                =======     =======     =======
Weighted average number of common and common equivalent shares
  outstanding.................................................    2,760       2,807       3,238
                                                                =======     =======     =======
Earnings (loss) per share:
  From continuing operations..................................  $  (.03)    $  (.03)    $   .19
  From discontinued operations................................       --          --         .14
  From gain on disposal of discontinued operation.............       --          --         .29
                                                                -------     -------     -------
     Net income (loss)........................................  $  (.03)    $  (.03)    $   .62
                                                                =======     =======     =======

    The accompanying notes are an integral part of the financial statements.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                        FOR THE YEARS ENDED DECEMBER 31,
                                 (IN THOUSANDS)

                                                                           CUMULATIVE
                                                                            FOREIGN
                                                  PAR VALUE   ADDITIONAL    CURRENCY     RETAINED
                                       NUMBER     OF COMMON    PAID-IN     TRANSLATION   EARNINGS    TREASURY
                                      OF SHARES    SHARES      CAPITAL     ADJUSTMENT   (DEFICIT)     STOCK
                                      ---------   ---------   ----------   ----------   ----------   --------
Balances, January 1, 1993...........    3,707      $ 3,707      $9,640        $(46)       $ (162)    $    (73)
  Net income........................                                                       2,009
  Utilization of net operating loss
     carryforwards..................                               987
  Purchase of common stock
     for treasury...................                                                                   (2,709)
  Cancellation of treasury stock....     (871)        (871)     (1,831)                                 2,702
  Exercise of stock options.........        4            4           3
  Foreign currency translation
     adjustment.....................                                            (7)
                                        -----        -----       -----        ----        ------      -------
Balances, December 31, 1993.........    2,840        2,840       8,799         (53)        1,847          (80)
  Net loss..........................                                                         (77)
  Alternative minimum tax...........                               (50)
  Purchase of common stock
     for treasury...................                                                                     (163)
  Exercise of stock options.........        1            1          (1)                                     2
  Foreign currency translation
     adjustment.....................                                            31
                                        -----        -----       -----        ----        ------      -------
Balances, December 31, 1994.........    2,841        2,841       8,748         (22)        1,770         (241)
  Net loss..........................                                                         (90)
  Purchase of common stock
     for treasury...................                                                                      (25)
  Foreign currency translation
     adjustment.....................                                           (31)
                                        -----        -----       -----        ----        ------      -------
  Balances, December 31, 1995.......    2,841      $ 2,841      $8,748        $(53)       $1,680     $   (266)
                                        =====        =====       =====        ====        ======      =======

    The accompanying notes are an integral part of the financial statements.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,
                                 (IN THOUSANDS)

                                                                   1995       1994       1993
                                                                  -------    -------    -------
Cash flows from operating activities:
  Net income (loss).............................................  $   (90)   $   (77)   $ 2,009
  Adjustments to reconcile net income (loss) to net cash
     provided
     (used) by operating activities:
     Depreciation...............................................      546        554        541
     Amortization...............................................       54         58         53
     Provision in-lieu of taxes.................................       --        (50)       987
     Deferred compensation......................................       (9)        56         57
     Provision for losses on receivables........................       26         18        280
     Gain on sale of subsidiary.................................       --         --     (1,432)
     Gain on sale of assets, net................................     (451)      (250)       (88)
     Reduction in allowance for loss on discontinued
       operations...............................................       --         --       (519)
     Discontinued operations, net...............................       --         --       (678)
     Other......................................................      (74)         8         63
     Change in current assets and liabilities, net of effects of acquisitions and divestitures:
       Receivables..............................................      202        724       (279)
       Inventories..............................................       (8)      (513)       (44)
       Other current assets.....................................     (134)        79        (24)
       Accounts payable.........................................      239       (402)        81
       Accrued expenses.........................................     (358)      (368)        55
       Customer deposits........................................      371       (485)      (364)
                                                                  -------    -------    -------
Net cash provided (used) by operating activities................      314       (648)       698
                                                                  -------    -------    -------
Cash flows from investing activities:
  Additions to property, plant and equipment....................     (194)    (1,115)      (511)
  Proceeds from sale of assets..................................      570        655        744
  Collection of notes receivable................................       38          7          4
  Additions to assets held for sale.............................       (1)       (97)       (77)
  Additions to intangible assets................................       --        (21)        --
  Net proceeds from sale of subsidiaries........................       --         --      3,856
  Net investing activities of discontinued operations...........       --         --        123
                                                                  -------    -------    -------
Net cash provided (used) by investing activities................      413       (571)     4,139
                                                                  -------    -------    -------
Cash flows from financing activities:
  Net borrowings (repayments) of short-term debt................   (1,318)       743       (975)
  Proceeds from long-term debt..................................    1,200        850         --
  Long-term debt paid...........................................     (487)      (196)      (700)
  Purchase of common stock for treasury.........................      (25)      (163)    (2,709)
  Proceeds from exercise of stock options.......................       --          2          7
  Net financing activities of discontinued operations...........       --         --        623
                                                                  -------    -------    -------
Net cash provided (used) by financing activities................     (630)     1,236     (3,754)
                                                                  -------    -------    -------
Effect of foreign exchange rate changes on cash.................        3         (4)         3
Net increase in cash and cash equivalents.......................      100         13      1,086
Cash and cash equivalents at beginning of year..................    2,124      2,111      1,025
                                                                  -------    -------    -------
Cash and cash equivalents at end of year........................  $ 2,224    $ 2,124    $ 2,111
                                                                  =======    =======    =======

    The accompanying notes are an integral part of the financial statements.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Principles of Consolidation

     The consolidated financial statements include the accounts of TCC Industries, Inc. and Subsidiaries (the "Company"), the business of which is more fully described in Note 11. The continuing operating subsidiaries include A.L. Investors, Inc., doing business as Allen-Lewis Manufacturing Company ("Allen-Lewis") and Meyer Machine Company ("Meyer Machine"), which indirectly owns 92% of the common stock of Meyer Vi-Tech Limited ("Meyer Vi-Tech"). Comfort Supply, Inc. ("Comfort Supply"), a former wholly owned subsidiary, was sold on May 25, 1993. Financial information for the periods prior to that date have been reclassified to present Comfort Supply as a discontinued operation. Certain prior year amounts have been reclassified for consistency in presentation. Earnings and losses of all wholly owned and majority owned subsidiaries since their respective date of acquisition have been included in the results of operations. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying notes reflect the activities of the Company's continuing operations, unless otherwise stated.

  Inventories

     Inventories are valued at the lower of last-in, first-out (LIFO) cost or market at Meyer Machine (17.0% and 14.9% of total inventories at December 31, 1995 and 1994, respectively) and at the lower of first-in, first-out (FIFO) cost or market for all of the other subsidiaries. The excess current cost over LIFO value of Meyer Machine's inventory was approximately $761,000 and $719,000 at December 31, 1995 and 1994, respectively.

  Property, Plant and Equipment

     Property, plant and equipment are stated at cost. Major renewals and betterments are capitalized, and maintenance and repairs which do not improve or extend the life of the respective assets are charged to expense as incurred. Gains and losses on sales and retirements of property, plant and equipment are reflected in income.

     The Company provides for depreciation based on the straight line method over the estimated useful lives of the assets. The ranges of the estimated lives used in computing financial depreciation are: buildings and improvements -- 2 to 33 years; and machinery and equipment -- 2 to 25 years.

  Research and Development

     The Company incurred and expensed approximately $10,000, $65,000 and $46,000 of research and development costs for the years ended December 31, 1995, 1994 and 1993, respectively.

  Goodwill, Patents and Trademarks

     Intangible assets consist primarily of goodwill, patents and trademarks obtained in the Company's acquisitions. These assets are amortized over their estimated useful lives ranging from 3 to 25 years. Amortization of intangible assets approximated $54,000, $58,000, and $53,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

     At each balance sheet date, the Company evaluates the propriety of the carrying amount of goodwill and other intangible assets for each business giving rise to the intangible asset, as well as the amortization period for each intangible. If an indicator of impairment is present, the Company compares the projected undiscounted operating income for the related business with the unamortized balance of the related intangible asset. If an imminent loss exists, management estimates the fair value of the intangible asset based on future operating income for the next ten years, discounted at the Company's primary borrowing rate. The excess of the unamortized balance of the intangible asset over the fair value, as determined, is charged to impairment

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED:
loss. At this time, the Company believes that no impairment of the goodwill and other intangibles has occurred and that no reduction of the carrying amounts or estimated useful lives is warranted.

  Income Taxes

     The Company and its wholly owned domestic subsidiaries join in filing a consolidated federal income tax return. Separate state and foreign income tax returns are filed by subsidiaries where required. The Company adopted Statement of Financial Accounting Standards ("SFAS") 109 effective January 1, 1993. There was no material cumulative effect on the Company's financial statements as a result of the adoption of SFAS 109.

  Statements of Cash Flows

     For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

     The Company paid interest of approximately $515,000, $382,000 and $385,000 for the years ended December 31, 1995, 1994 and 1993, respectively. The Company paid state income taxes of $5,000, $41,000 and $10,000 in the years ended December 31, 1995, 1994 and 1993, respectively. Alternative minimum taxes of $86,000 and $15,000 were paid in the years ended December 31, 1994 and 1993, respectively. During the year ended December 31, 1995, the Company received a refund of $8,000 for an overpayment in 1994 of alternative minimum taxes.

     During 1995, 1994 and 1993, capital lease obligations of $1,000, $22,000 and $46,000 respectively, were incurred when the Company entered into leases for new equipment.

  Foreign Currency Translation

     The financial statements of Meyer Vi-Tech are translated into U.S. dollars in accordance with SFAS 52, "Foreign Currency Translation". SFAS 52 requires the foreign operations to be translated using current exchange rates for assets and liabilities, historical rates for capital accounts, and weighted average exchange rates for income statement items. The resulting translation adjustments are recorded directly into a separate component of shareholders' equity.

  Earnings (Loss) Per Share

     Earnings per share is calculated using the weighted average number of common and common equivalent shares outstanding. In 1995 and 1994, the Company's common stock equivalents were anti-dilutive and, therefore, were not included in the computation of loss per share. In 1993, the company had dilutive stock options amounting to 54,000 share equivalents.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

  Future Changes in Accounting Principles

     In March 1995, the Financial Accounting Standards Board (the Board) issued Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED:
Long-Lived Assets to Be Disposed Of," effective for fiscal years beginning after December 15, 1995. SFAS 121 requires that entities review long-lived assets, certain intangibles and goodwill for possible impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 121 also requires that long-lived assets and certain intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. Implementation of SFAS 121 is not expected to have a material impact on the Company's financial results.

     In October 1995, the Board issued Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," effective for fiscal years beginning after December 15, 1995. SFAS 123 allows entities to adopt the fair value based method of accounting for stock compensation or continue under current accounting practice. Entities electing to remain with current method of accounting must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting in this Statement had been applied. The Company has not yet decided on which method it will adopt.

(2) RESTRICTIONS ON NET ASSETS:

     Certain of the Company's subsidiaries have bank loan agreements which contain provisions that restrict the transfer of funds in the form of cash dividends, loans or advances. The provisions allow for the payment of management fees and dividends so long as the agreements are not in default. Substantially all of the Company's net assets are restricted by the loan agreements, except as to the payments allowed under the loan agreements.

(3) SHORT-TERM DEBT:

     Allen-Lewis maintains a line of credit with a bank that provides maximum borrowing capabilities of $3,300,000, subject to a borrowing base calculation, for working capital purposes and support for letters of credit. The daily cash receipts of Allen-Lewis are used to reduce the outstanding borrowings under the line. At December 31, 1995, $880,000 of this line was outstanding. Allen-Lewis had approximately $1,250,000 available under this line of credit, net of a reduction for contingent liabilities of approximately $120,000 under outstanding letters of credit. On July 1, 1995, $1,200,000 of the balance outstanding on the line of credit was transferred to a three year term note (see Note 4) and the line of credit was reduced from $4,500,000 to its current amount. Both the line of credit and term note are collateralized by inventory, accounts receivable and the common and preferred stock of Allen-Lewis and bear interest at prime plus one-half of one percentage point.

     At December 31, 1995, Meyer Machine maintained a $1,000,000 bank line of credit. Under its borrowing base calculation, Meyer Machine had borrowing capabilities of the entire balance. Approximately $800,000 was available under the line, after a reduction of $200,000 to support a letter of credit issued by the bank as partial collateral for the real estate lien note payable to a European bank by Meyer Vi-Tech (see Note 4). This line of credit is collateralized by inventory, accounts receivable, land, buildings and equipment. The line is generally available to provide support for working capital needs and carries interest at prime when drawn upon. In addition, Meyer Machine is required to either i) maintain the equivalent of a $150,000 compensating balance with this bank or ii) pay a credit reservation fee equal to the prime interest rate times 15% of the commitment, payable as long as the commitment is outstanding.

     TCC has an $85,000 line of credit bearing interest at prime plus 1% collateralized by vacant land held for sale and a $300,000 line of credit bearing interest at prime plus 1% collateralized by the common stock of Meyer Machine. At December 31, 1995, the entire balance was available for each line of credit. These lines of credit are used to supplement the short-term cash needs of the parent company.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES

(3) SHORT-TERM DEBT -- CONTINUED:
     Each line of credit contains provisions that require, among other things, the maintenance of a designated current ratio, quick ratio, tangible net worth, debt service coverage and debt to equity ratio. The $300,000 line of credit of the parent company contains provisions that restrict the payment of dividends and purchase of treasury stock. However, there were no amounts drawn on the line of credit during 1995.

     The following is a summary of borrowings under the credit agreements (dollars in thousands):

                                                                1995       1994       1993
                                                               ------     ------     ------
    Month-end maximum loan balance during the year...........  $3,775     $3,494     $3,411
    Average loan balance during the year.....................  $1,968     $2,309     $1,895
    Balance at year-end......................................  $  882     $2,200     $1,457
    Weighted average interest rate during the year...........     9.1%       7.2%       6.1%
    Weighted average interest rate at year-end...............     9.0%       8.5%       6.0%

     The average loan balance during the year was calculated by using a twelve month average of the month-end balances of short-term debt. The weighted average interest rate during the year was calculated by dividing the annual interest cost by the average loan balance during the year.

(4) LONG-TERM DEBT:

     Long-term debt consisted of the following at December 31 (dollars in thousands):

                 TYPE OF INDEBTEDNESS                      INTEREST RATE       1995       1994
-------------------------------------------------------  -----------------    ------     ------
Real estate lien note payable to a bank due through May
  1998, collateralized by deed of trust on land,
  improvements, buildings, equipment, accounts
  receivable and inventory of Meyer Machine............   Prime (a) + 0.5%    $  176     $  256
Real estate lien note payable to a European bank due on
  demand (c), collateralized by deed of trust on land
  and buildings of Meyer Vi-Tech and a letter of
  credit...............................................    Base (b) + 2.0%       135        159
Real estate lien note payable to the European Coal and
  Steel Community, a governmental industry, due through
  June 2003, collateralized by deed of trust on land
  and buildings of Meyer Vi-Tech.......................              9.75%       310        318
Notes payable to the former owner of Allen-Lewis, due
  through June 1996, collateralized by land and
  buildings of Allen-Lewis.............................              9.75%     1,171      1,221
Notes payable to a bank, due through October 1998,
  collateralized by specific machinery and equipment of
  Meyer Machine........................................   Prime (a) + 0.5%       103        140
Notes payable to a bank, due through December 1999,
  collateralized by the computer system of
  Allen-Lewis..........................................              10.9%       147        214
Notes payable to a bank, due through June 1998,
  collateralized by inventory, accounts receivable and
  the common and preferred stock of Allen-Lewis (See
  Note 3)..............................................   Prime (a) + 0.5%     1,024         --
Capital lease obligations..............................            Various        57        115
                                                                              ------     ------
                                                                               3,123      2,423
Less current maturities................................                          664        281
                                                                              ------     ------
                                                                              $2,459     $2,142
                                                                              ======     ======

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES

(4) LONG-TERM DEBT -- CONTINUED:
---------------
(a) The prime interest rate at December 31, 1995 was 8.5%.

(b) The base interest rate at December 31, 1995 was 6.5%.

(c) The Company has received a letter from the bank waiving its right to call this note through February 1997.

     The notes payable to a bank by Meyer Machine and the notes payable to a bank by Allen-Lewis contain restrictive covenants requiring, among other things, the maintenance of a designated current ratio, quick ratio, debt service coverage, debt to equity ratio and tangible net worth.

     The scheduled maturities of long-term debt are as follows (in thousands):

    1996........................................................................  $  664
    1997........................................................................     707
    1998........................................................................     452
    1999........................................................................     159
    2000........................................................................     140
    Thereafter..................................................................   1,001
                                                                                  ------
    Total.......................................................................  $3,123
                                                                                  ======

     Subsequent to the date of the auditor's report, the notes payable to the former owner of Allen-Lewis were modified and extended to come due through June 2001 at an interest rate of 10%. The new maturity schedule of these notes have been incorporated in the information above.

(5) COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS:

  Commitments

     The Company and its subsidiaries occupy several facilities under noncancellable operating leases expiring at various dates through 2004. One of the lease agreements contains provisions for termination of the agreement under certain circumstances and adjustments in the annual rental amount for variances in operating expenses of the building. Future minimum rentals under operating leases are as follows (in thousands):

    1996..........................................................................  $ 96
    1997..........................................................................    71
    1998..........................................................................    67
    1999..........................................................................    62
    2000..........................................................................    62
    Thereafter....................................................................   215
                                                                                    ----
    Total.........................................................................  $573
                                                                                    ====

     Total rentals under noncancellable operating leases charged to continuing operations for the years ended December 31, 1995, 1994 and 1993 were approximately $99,000, $42,000 and $59,000, respectively. Total rentals under noncancellable operating leases charged to discontinued operations for the year ended December 31, 1993 was approximately $96,000.

  Contingencies

     A Writ of Summons was filed on or around November 25, 1992, which initiated a civil action against Meyer Machine. Pursuant to this action a complaint was filed March 30, 1993, styled Vicki L. Goodman vs.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES

(5) COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS -- CONTINUED:
Meyer Machine Company (Case No. 5544-1992) in the Court of Common Pleas of Lancaster County, Pennsylvania. The plaintiff was requesting judgment for compensatory damages, interest and costs in excess of $20,000, allegedly incurred as a result of an accident involving a piece of equipment claimed to be manufactured by Meyer Machine. Meyer Machine subsequently joined in the suit the party who made certain modifications to the equipment. Such party then asserted cross claims against Meyer Machine, the nature of which were not significantly different from the claims asserted by the plaintiff against Meyer Machine. During 1995, a settlement of this suit was negotiated and totally funded by the insurance companies that provide product liability insurance coverage to the Company and the party who made modifications to the equipment.

     In March 1993, the Company entered into agreements with its two executive officers pursuant to which they are entitled to certain benefits if their employment is terminated following a change in control at the Company, bankruptcy or ceasing to do business or certain changes in the executive's circumstances (such as a material change in duties). As of December 31, 1995, the aggregate amount that would be payable to the executive officers under the agreements was $397,000 (excluding benefits).

     There are sundry claims pending against certain of the Company's subsidiaries all of which are incidental to the ordinary course of business and, in the opinion of management, should not result in any significant liability.

  Accounts Receivable

     Generally, the Company does not require collateral on its trade accounts receivables. Each customer's financial condition and the aging of the accounts receivables has been considered in determining the allowance for doubtful accounts.

  Cash

     The Company's cash is maintained primarily in demand deposits and temporary cash investments with financial institutions located in the Company's area of operations in amounts that may exceed federally insured limits. The Company believes that it places its demand deposits and temporary cash investments with high credit quality financial institutions. Management does not believe there is undue investment risk.

  Related Party Transactions

     In connection with the relocation of the Company's corporate offices from Dallas to Austin, Texas during 1994, the Company entered into relocation agreements with its two executive officers. The relocation agreements provided for a cash payment by the Company to each executive equal to the net equity in such executive's Dallas area residence. The net equity is defined as the appraised value of such residence, less underlying mortgages, plus any escrowed funds. Such payments were approximately $52,000 and $45,000 for Mr. Schumann and Mr. Marek, respectively. As part of the agreements, the Company assumed any present and future rights to, or obligations for, the residences, including the net proceeds from the sale of each residence. Because both residences were leased during 1995, the debt service obligations for the residences were substantially covered by the rent payments received.

(6) EMPLOYEE BENEFIT PLANS

     Meyer Machine sponsors a defined contribution profit-sharing plan for employees who are twenty-one years old and who have one year of service with the company. Contributions are discretionary and, when made, are based upon a fixed percentage of the aggregate compensation of all eligible employees. Profit-sharing expenses related to this plan were $119,000, $119,000 and $128,000 for the fiscal years ended December 31, 1995, 1994, and 1993, respectively.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES

(7) SHAREHOLDERS' EQUITY:

     The Company has authorized 2,000,000 shares of cumulative preferred stock, no par value, none of which have been issued. Of such 2,000,000 authorized shares, the Company has designated up to 10,000 shares of a new Series A Preferred Stock in connection with the Shareholder Rights Plan adopted by the Board of Directors in 1991, as more fully described below in this Note 7.

     On April 23, 1991, the Board of Directors of the Company adopted a Shareholder Rights Plan consisting of Rights to purchase a unit consisting of one one-thousandth (1/1000th) of a share of a new Series A Preferred Stock, no par value. The Rights were distributed as a dividend at the rate of one Right for each share of TCC Industries' common stock held of record on May 6, 1991 (2,759.12 shares of Series A Preferred Stock would have become issuable if the Rights had become exercisable on December 31, 1995).

     Initially, the Rights are not exercisable and are not detachable from the Company's common stock. Ten days after any person or group acquires 17% or more of the Company's outstanding common stock or announces a tender offer for 22% or more of the Company's common stock, the Rights will become exercisable. Thereafter, the Rights will trade separately from the Company's common stock. If the Rights become exercisable, a holder will be entitled to purchase from the Company one one-thousandth of a share of preferred stock for $8, or under certain circumstances, the Rights would be modified so that each Right not owned by the acquiror or acquiring group would be exercisable so as to entitle the holder to buy the number of common shares having a market value of two times the $8 exercisable price of each Right.

     The Rights will expire on May 6, 2001, and may be redeemed by the Company for one cent per Right under certain circumstances.

     On May 28, 1993, the Company purchased 867,619 shares of its common stock at a purchase price of $2.94 per share. The Company also incurred expenses related to the purchase of the shares which have been included in the cost of the treasury shares. On August 9, 1993, all but 5,000 shares of the total 875,719 treasury shares were cancelled and restored to the status of authorized but unissued shares. On December 1, 1993, the Company initiated an offer to purchase its common stock from owners of fewer than 100 shares. As of December 31, 1993, the Company had purchased 15,334 shares at $3.125 per share. During the first quarter of 1994, an additional 5,852 shares were purchased by the Company at $3.625 per share. Costs incurred for the buy-back program have been included in the cost of the treasury shares. During the period August 1994 through December 1994, the Company purchased 47,000 shares of its common stock, at prices ranging from $2.125-$3.375 per share. During January 1995, an additional 8,900 shares were purchased in the open market at prices ranging from $2.625 - $2.875. Costs incurred to purchase the shares have been included in the cost of treasury shares.

     The Company's 1985 Incentive Stock Option Plan which provided for the granting of options to officers and other key employees expired in July 1995. The Company's stock option plan which provides for the granting of options to non-employee directors, which was scheduled to expire August 1995, was amended and restated, subject to shareholder approval. The amended plan provides for the issuance of options to purchase 75,000 shares of the Company's common stock. Both plans contain provisions providing for the granting of options to purchase the Company's common stock at prices not less than 100% of the fair market value at the date of grant. The options under both plans vest 20% each year and terminate 10 years after the date of grant, except in the case of a significant shareholder whose options would expire five years after the date of grant. Total shares authorized to be granted, or subject to issuance pursuant to options which are outstanding at December 31, 1995, is 358,400 shares.

     An 8,000 share stock option was granted in 1991 by the Company to a Director who was not eligible to participate in either of the Company's stock option plans. The option granted is fully vested and was issued at fair market value on the date of the grant.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES

(7) SHAREHOLDERS' EQUITY -- CONTINUED:
     The following table summarizes stock option activity:

                                                             SHARES
                                                           AVAILABLE        OPTIONS OUTSTANDING
                                                           FOR GRANT      ------------------------
                                                          UNDER STOCK                    PRICE
                                                          OPTION PLANS    SHARES       PER SHARE
                                                          ------------    -------    -------------
Balance, January 1, 1993................................     188,000      190,000    $  .75-$3.125
  Granted...............................................    (159,000)     159,000    $  2.25-$3.50
  Exercised.............................................          --       (3,500)          $1.875
  Cancelled or terminated...............................      30,000      (30,000)   $   .75-$2.25
                                                            --------      -------
Balance, December 31, 1993..............................      59,000      315,500    $   .75-$3.50
  Granted...............................................          --           --
  Exercised.............................................          --       (1,600)   $   .75-$1.25
  Cancelled or terminated...............................      11,500      (11,500)   $   .75-$3.50
                                                            --------      -------
Balance, December 31, 1994..............................      70,500      302,400    $   .75-$3.50
  Granted...............................................     (68,500)      68,500    $  2.00-$2.48
  Exercised.............................................          --           --
  Cancelled or terminated...............................      65,000      (65,000)   $1.875-$3.125
  Expiration of plan....................................     (43,000)          --               --
  Amendment of plan.....................................      28,500           --
                                                            --------
Balance, December 31, 1995..............................      52,500      305,900    $   .75-$3.50
                                                            ========      =======
  Exercisable at December 31, 1993......................                  152,700    $  .75-$3.125
  Exercisable at December 31, 1994......................                  182,000    $  .75-$3.125
  Exercisable at December 31, 1995......................                  147,500    $   .75-$3.50

(8) INCOME TAXES:

     The components of the provision (benefit) for income taxes are (in thousands):

                                                                    1995     1994      1993
                                                                    ----     ----     ------
    Continuing Operations:
      Federal.....................................................  $--      $--      $  331
                                                                    ---      ---      ------
      State:
         Current..................................................   (2)      17          33
         Deferred.................................................   --       --          (4)
                                                                    ---      ---      ------
                                                                     (2)      17          29
                                                                    ---      ---      ------
         Total....................................................   (2)      17         360
    Discontinued Operations:
      Federal.....................................................   --       --         720
                                                                    ---      ---      ------
         Total provision (benefit)................................  $(2)     $17      $1,080
                                                                    ===      ===      ======

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES

(8) INCOME TAXES -- CONTINUED:
     Reconciliations of the differences between income taxes computed at the statutory federal tax rate and consolidated provisions (benefit) for income taxes are as follows (in thousands):

                                                                      1995   1994    1993
                                                                      ----   ----   ------
    Expected income tax provision (benefit) at statutory rate.......  $(31)  $(20)  $1,050
    State taxes, net of federal tax benefit.........................    (1)    11       19
    Operating (income) loss from foreign subsidiary.................    26      9       (3)
    Amortization of intangible assets not deducted for tax
      purposes......................................................    16     14       14
    Other...........................................................   (12)     3       --
                                                                      ----   ----   ------
              Total provision (benefit).............................  $ (2)  $ 17   $1,080
                                                                      ====   ====   ======

     The provision for federal income taxes in 1993 primarily represents an "in-lieu of tax" provision pursuant to the accounting principles applicable to quasi-reorganizations and accordingly does not require a significant cash payment due to the existence of net operating loss carryforwards for federal income tax purposes. The federal tax provision does not reduce shareholders' equity since the tax benefits resulting from the utilization of these carryforwards are credited directly to paid-in capital.

     As of December 31, 1995, the Company had available for federal income tax purposes net operating loss carryforwards which expire as follows (in thousands):

        1999...............................................................  $18,089
        2001...............................................................    2,704
        2002...............................................................      385
        2003...............................................................    1,232
        2004...............................................................      810
        2005...............................................................    1,257
        2006 and thereafter................................................    1,703
                                                                             -------
                                                                             $26,180
                                                                             =======

     The Company has foreign tax loss carryforwards of approximately $573,000 which do not expire.

     Primarily due to the net operating loss carryforwards, the Company recorded a deferred tax asset with the adoption of SFAS 109. The fact that the Company has incurred losses from continuing operations in two of the three years in the three year period ended December 31, 1995, provides objective "negative" evidence supporting a need for a valuation allowance on the Company's net deferred tax asset. Accordingly, the Company has recorded a valuation allowance equal to the net deferred tax asset generated principally by the net operating loss carryforwards due to the possibility that the net deferred tax asset may not be realized. As of December 31, 1995, the Company had deferred tax assets totaling $9,763,000, deferred tax liabilities totaling $359,000 and a valuation allowance in the amount of $9,404,000.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES

(8) INCOME TAXES -- CONTINUED:
     The components of the December 31, 1995 and December 31, 1994 deferred tax amounts are as follows (dollars in thousands):

                                                                   DECEMBER 31,   DECEMBER 31,
                                                                       1995           1994
                                                                      ASSET          ASSET
                                                                   (LIABILITY)    (LIABILITY)
                                                                   ------------   ------------
    Net domestic operating loss carryforwards....................     $8,901        $ 10,180
    Net foreign operating loss carryforwards.....................        195             169
    Inventory....................................................        364             331
    Capitalized leases...........................................         75               9
    Reserve for assets held for sale.............................         41              60
    Other........................................................        177             246
    Depreciation.................................................       (349)           (342)
                                                                      ------         -------
      Net deferred tax asset before valuation allowance..........      9,404          10,653
    Less valuation allowance.....................................      9,404          10,653
                                                                      ------         -------
      Net deferred tax asset recognized in the balance sheet.....     $   --        $     --
                                                                      ======         =======

(9) DISCONTINUED OPERATIONS:

     On May 25, 1993, the Company sold its wholly owned subsidiary Comfort Supply for $4,022,000. The Company recorded a gain, net of expenses, on the sale of $939,000, which was net of applicable income taxes of $493,000. For financial reporting purposes the measurement date of the sale of Comfort Supply was April 23, 1993. Included in the Company's 1993 income from discontinued operations is income from the operations of Comfort Supply of $109,000, which is net of applicable income taxes of $57,000. Comfort Supply reported revenues of $11,813,000 for the period prior to the measurement date in 1993.

     The Company purchased the stock of TeleCom Properties, Inc., ("TPI") from Spector Red Ball, Inc., a former wholly owned subsidiary of TCC Industries, for $11.5 million under the TPI Stock Purchase Agreement dated April 24, 1984. The purchase was completed on November 30, 1984 at which time the Company turned the stock of Spector Red Ball over to a liquidating trustee and was released from a significant portion of the litigation connected to the Spector Red Ball bankruptcy. TPI's assets, which were comprised primarily of truck terminal properties that were both owned and leased, were being liquidated under a plan of disposition whereby all the assets and liabilities of TPI would be liquidated through orderly sales of properties. At December 31, 1993, with the liquidation being substantially completed, the remaining eight properties were reclassified to "Assets held for sale" and "Other assets". Included in the Company's 1993 income from discontinued operations is a reduction in the allowance for loss on discontinued operations associated with TPI of approximately $349,000, which is net of applicable income taxes of $170,000.

(10) ASSETS HELD FOR SALE:

     Assets held for sale include real estate held by the Company that, in management's opinion, is not required by the Company's continuing operations. These assets held for sale are recorded at the lower of cost or net realizable value and are included in other non-current assets. Net realizable value has been determined by management after giving consideration to independent appraisals and current market conditions. During the years ended December 31, 1995 and 1994, the Company realized gains of $436,000 and $242,000, respectively, on the sale of such assets held for sale. Such realized gains are included in "other income, net" in the Consolidated Statement of Operations.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES

(11) SEGMENT INFORMATION:

     The Company has two industry segments. The manufacturing segment, which is comprised of Meyer Machine, Meyer Vi-Tech and the Tempco division of Meyer Machine, is primarily involved in the manufacture of specialized bulk material conveying and food processing equipment, and systems. The food processing equipment and systems are sold in the United States, Latin America, Europe and Asia, primarily to snack food processing companies. The bulk material conveying equipment and systems are sold worldwide primarily to the food, pharmaceutical and chemical industries.

     The wholesale distribution segment, which is comprised of Allen-Lewis, is primarily involved in the design and distribution of souvenir, gift and novelty items throughout the continental 48 United States and Alaska. Its products are sold primarily to theme, national and state parks; souvenir, novelty and gift shops; and other distributors. A significant amount of the products sold by the wholesale distribution segment are sourced from suppliers in the Far East who could be negatively affected by changes in the economic and political climate of the countries in which they are located. Management of the Company believes that if a disruption of supply of products from these sources were to occur, the Company would be able to source similar products from suppliers located in other countries. If this were to occur, however, there could be a delay in receipt of merchandise and possible loss of sales, which would affect operating results adversely.

     "General Corporate and Other" identifiable assets include assets of discontinued operations. Information relating to the Company's operations for each of the three years in the period ended December 31, 1995 for these segments is as follows (in thousands):

                                                                                     GENERAL
                                                                    WHOLESALE     CORPORATE AND
                                                   MANUFACTURING   DISTRIBUTION       OTHER        TOTAL
                                                   -------------   ------------   -------------   -------
1995:
  Identifiable assets............................     $ 8,300        $  9,346        $ 1,660      $19,306
  Depreciation and amortization expense..........         378             213              9          600
  Additions to property, plant and equipment.....         136              56              2          194
  Revenue........................................       9,975           9,152            139       19,266
  Operating income (loss)........................         576              34           (926)        (316)
1994:
  Identifiable assets............................       8,051           9,953          1,860       19,864
  Depreciation and amortization expense..........         418             175             19          612
  Additions to property, plant and equipment.....         843             262             10        1,115
  Revenue........................................      12,263          10,642            156       23,061
  Operating income (loss)........................         502             306           (907)         (99)
1993:
  Identifiable assets............................       8,138           9,375          2,462       19,975
  Depreciation and amortization expense..........         400             182             12          594
  Additions to property, plant and equipment.....         514              42              1          557
  Revenue........................................      13,551          11,902             --       25,453
  Operating income (loss)........................       1,328             561           (896)         993

     For each of the three years in the period ended December 31, 1995, the manufacturing segment information includes revenues of $1,357,000, $1,355,000 and $1,714,000, respectively, and operating losses of $24,000 and $57,000; and an operating profit of $28,000, respectively, generated by a foreign subsidiary located in England. Identifiable assets of the foreign subsidiary are $1,715,000, $1,340,000 and $898,000 at December 31, 1995, 1994, 1993,
respectively.

     For the year ended December 31, 1993, the Company had revenue from a customer of the manufacturing segment which comprised 20% of consolidated revenue.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES

(12) QUARTERLY DATA, UNAUDITED:

     The results of operations for each quarter in 1995 and 1994 were as follows (dollars in thousands, except per share amounts):

                                                          FIRST     SECOND      THIRD     FOURTH
                                                         QUARTER    QUARTER    QUARTER    QUARTER
                                                         -------    -------    -------    -------
    1995:
      Revenue..........................................  $ 5,249    $ 5,531    $ 4,019    $ 4,467
                                                          ======     ======     ======     ======
      Gross profit.....................................  $ 1,789    $ 1,827    $ 1,166    $ 1,471
                                                          ======     ======     ======     ======
      Net income (loss)................................  $    19    $     6    $  (308)   $   193
                                                          ======     ======     ======     ======
      Earnings (loss) per share........................  $  0.01    $  0.00    $ (0.11)   $   .07
                                                          ======     ======     ======     ======
    1994:
      Revenue..........................................  $ 6,357    $ 6,516    $ 5,387    $ 4,801
                                                          ======     ======     ======     ======
      Gross profit.....................................  $ 1,925    $ 2,209    $ 1,757    $ 1,560
                                                          ======     ======     ======     ======
      Net income (loss)................................  $    14    $   123    $     6    $  (220)
                                                          ======     ======     ======     ======
      Earnings (loss) per share........................  $   .01    $   .04    $    --    $  (.08)
                                                          ======     ======     ======     ======

     During the fourth quarter of 1995, the Company sold an asset that had previously been classified as an asset held for sale for a net gain before income taxes of approximately $398,000. There were no unusual or infrequent events that impacted the results of operations in the fourth quarter of 1994.

                      (This page intentionally left blank)

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES

                SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF
                          REGISTRANT (PARENT COMPANY)

                            CONDENSED BALANCE SHEET
                               AS OF DECEMBER 31,
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                            1995        1994
                                                                           -------     -------
Current assets:
  Cash and cash equivalents..............................................  $   198     $   284
  Other..................................................................       17          40
                                                                           -------     -------
          Total current assets...........................................      215         324
                                                                           -------     -------
Investments in and advances from subsidiaries (eliminated in consolidation):
  Investments, at equity.................................................   18,014      17,849
                                                                           -------     -------
  Advances from subsidiaries, net........................................   (5,568)     (5,364)
                                                                           -------     -------
Property, plant and equipment............................................      104         163
  Less accumulated depreciation..........................................      (95)       (146)
                                                                           -------     -------
                                                                                 9          17
                                                                           -------     -------
Other assets.............................................................      471         512
                                                                           -------     -------
          Total assets...................................................  $13,141     $13,338
                                                                           =======     =======

     The financial statements should be read in conjunction with the Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, which information is included elsewhere herein.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES

                SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF
                   REGISTRANT (PARENT COMPANY) -- (CONTINUED)

                     CONDENSED BALANCE SHEET -- (CONTINUED)
                               AS OF DECEMBER 31,
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                            1995        1994
                                                                           -------     -------
Current liabilities:
  Accrued expenses and other.............................................  $   191     $   242
                                                                           -------     -------
          Total current liabilities......................................      191         242
                                                                           -------     -------
          Total liabilities..............................................      191         242
                                                                           -------     -------
Commitments and contingencies (Note A)
Shareholders' equity:
  Preferred stock, authorized 2,000,000 shares, no par value, no shares
     issued..............................................................       --          --
  Common stock, authorized 10,000,000 shares, par value $1 per share,
     2,840,601 shares issued.............................................    2,841       2,841
  Additional paid-in capital.............................................    8,748       8,748
  Cumulative foreign currency translation adjustment.....................      (53)        (22)
  Retained earnings......................................................    1,680       1,770
                                                                           -------     -------
                                                                            13,216      13,337
  Less treasury stock, 81,486 and 72,586 shares, respectively, at cost...     (266)       (241)
                                                                           -------     -------
       Total shareholders' equity........................................   12,950      13,096
                                                                           -------     -------
          Total liabilities and shareholders' equity.....................  $13,141     $13,338
                                                                           =======     =======

     Note (A) -- The parent has guaranteed a $79,000 grant for Meyer Vi-Tech.

     The financial statements should be read in conjunction with the Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, which information is included elsewhere herein.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES

                SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF
                   REGISTRANT (PARENT COMPANY) -- (CONTINUED)

                       CONDENSED STATEMENT OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   1995       1994       1993
                                                                  ------     ------     -------
Income:
  Interest......................................................  $   26     $   21     $     9
  Other.........................................................      58         17           4
                                                                  ------     ------     -------
                                                                      84         38          13
                                                                  ------     ------     -------
Expenses:
  General and administrative, net of management fee income......   1,027        954         870
  Interest......................................................       2          2          54
  Other.........................................................      --         --         456
                                                                  ------     ------     -------
                                                                   1,029        956       1,380
                                                                  ------     ------     -------
Loss before benefit for income taxes and other items shown
  below.........................................................    (945)      (918)     (1,367)
Benefit for income taxes........................................    (265)      (263)       (194)
                                                                  ------     ------     -------
Loss before equity in income of consolidated subsidiaries.......    (680)      (655)     (1,173)
Equity in income of continuing operations of consolidated
  subsidiaries..................................................     590        578       1,785
                                                                  ------     ------     -------
Income (loss) from continuing operations........................     (90)       (77)        612
Equity in income of discontinued subsidiaries, net of provision
  for income taxes of $227 in 1993..............................      --         --         458
Equity from gain on disposal of discontinued operation, net of
  provision for income taxes of $493............................      --         --         939
                                                                  ------     ------     -------
          Net income (loss).....................................  $  (90)    $  (77)    $ 2,009
                                                                  ======     ======     =======
Weighted average number of common and common equivalent shares
  outstanding...................................................   2,760      2,807       3,238
                                                                  ======     ======     =======
Earnings (loss) per share:
  From continuing operations....................................  $ (.03)    $ (.03)    $   .19
  From discontinued operations..................................      --         --         .14
  From gain on disposal of discontinued operation...............      --         --         .29
                                                                  ------     ------     -------
          Net income (loss).....................................  $ (.03)    $ (.03)    $   .62
                                                                  ======     ======     =======

     The financial statements should be read in conjunction with the Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, which information is included elsewhere herein.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES

                SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF
                   REGISTRANT (PARENT COMPANY) -- (CONTINUED)

                            STATEMENT OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,
                                 (IN THOUSANDS)

                                                                     1995     1994      1993
                                                                     -----    -----    -------
Net cash flows used by operating activities........................  $(712)   $(926)   $(1,210)
                                                                     -----    -----    -------
Cash flows from investing activities:
  Additions to property, plant and equipment.......................     (1)      (9)        (1)
  Additions to assets held for sale................................     (1)     (97)        --
  Collection of notes receivable...................................     34        4          4
  Decrease in net advances to subsidiaries.........................    204      418      5,044
  Cash dividends from subsidiaries.................................    395      215        260
  Proceeds from sale of assets.....................................     20       35          9
                                                                     -----    -----    -------
Net cash flows provided by investing activities....................    651      566      5,316
                                                                     -----    -----    -------
Cash flows from financing activities:
  Net repayments of short-term debt................................     --       --       (123)
  Long-term debt paid..............................................     --       --       (521)
  Purchase of common stock for treasury............................    (25)    (163)    (2,709)
  Proceeds from exercise of stock options..........................     --        2          7
                                                                     -----    -----    -------
Net cash flows used by financing activities........................    (25)    (161)    (3,346)
                                                                     -----    -----    -------
Net increase (decrease) in cash and cash equivalents...............    (86)    (521)       760
Cash and cash equivalents at beginning of year.....................    284      805         45
                                                                     -----    -----    -------
Cash and cash equivalents at end of year...........................  $ 198    $ 284    $   805
                                                                     =====    =====    =======

     The financial statements should be read in conjunction with the Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, which information is included elsewhere herein.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES

                SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF
                   REGISTRANT (PARENT COMPANY) -- (CONTINUED)

                 SCHEDULE OF CASH DIVIDENDS PAID TO REGISTRANT
                        FOR THE YEARS ENDED DECEMBER 31,
                                 (IN THOUSANDS)

                                                                          1995    1994    1993
                                                                          ----    ----    ----
TeleCom Industrial Group, Inc., a wholly-owned subsidiary of
  TCC Industries, Inc...................................................  $395    $215    $260
                                                                          ====    ====    ====

     The financial statements should be read in conjunction with the Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, which information is included elsewhere herein.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                        FOR THE YEARS ENDED DECEMBER 31,
                                 (IN THOUSANDS)

                  COL. A                     COL. B               COL. C              COL. D       COL. E
------------------------------------------  ---------    ------------------------    ---------    ---------
                                                                ADDITIONS
                                                         ------------------------
                                             BALANCE        (1)           (2)
                                               AT        CHARGED TO    CHARGED TO                  BALANCE
                                            BEGINNING    COSTS AND       OTHER                     AT END
               DESCRIPTION                  OF PERIOD     EXPENSES      ACCOUNTS     DEDUCTION    OF PERIOD
------------------------------------------  ---------    ----------    ----------    ---------    ---------
Allowances:
  1995
     Doubtful accounts....................    $ 121         $ 26          $  7(A)      $  36(B)     $ 118
                                               ====         ====          ====          ====         ====
  1994
     Doubtful accounts....................    $ 100         $ 18          $ 20(A)      $  17(B)     $ 121
                                               ====         ====          ====          ====         ====
  1993
     Doubtful accounts....................    $ 119         $280                       $ 299(C)     $ 100
                                               ====         ====                        ====         ====
     Allowance for loss on discontinued
       operations included in non-current
       liabilities of discontinued
       operations.........................    $ 627                       $117(D)      $ 744(E)     $  --
                                               ====                       ====          ====         ====

---------------

(A) Accounts collected, previously written off.

(B) Accounts written off.

(C) Includes $38 of previously reserved accounts collected and $261 of uncollectible accounts written off.

(D) Represents operating income of discontinued operations.

(E) Represents excess allowance for loss taken to income associated with TeleCom Properties, Inc. of $519 and a reclassification of $225 to other accrued liabilities.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES

                               INDEX TO EXHIBITS

  EXHIBIT
  NUMBER                                   EXHIBIT
-----------------------------------------------------------------------------------
           (Asterisk (*) indicates exhibits previously filed with the Securities and Exchange Commission which are incorporated herein by reference to this Annual Report on Form 10-K for the fiscal year ended December 31,
           1995.)
 (3)       Articles of Incorporation and By-laws:
           (i) Articles of Incorporation:
  3.11     Amendment to the Company's Articles of Incorporation dated May 9, 1988.      *
  3.17     Articles of Amendment dated June 1, 1994.                                    *
           (ii) By-laws
  3.1      Second Amended and Restated Bylaws of the Company.                           *
  3.12     Amendment to Bylaws of the Company.                                          *
  3.13     Amendment to Bylaws of the Company, dated April 23, 1991.                    *
  3.14     Amendment to Bylaws of the Company, dated January 9, 1992.                   *
  3.15     Amendment to Bylaws of the Company, dated March 16, 1993.                    *
  3.16     Third Amended and Restated Bylaws of the Company, dated March 14, 1994.      *
  3.18     Amendment No. 1 to Third Amended and Restated By-Laws of the Company.        *
  3.19     1995 Amendment No. 1 to the Third Amended and Restated By-Laws of TCC        *
           Industries, Inc.
 (4)       Instruments Defining the Rights of Security Holders Including
           Indentures:
  4.2      Rights Agreement dated as of May 1, 1991, between the Company and            *
           Ameritrust Company National Association, which includes the form of
           Statement of Resolution Establishing Series of Shares setting forth the terms of the Series A Preferred Stock, no par value, as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to
           Purchase Series A Preferred Stock as Exhibit C.
  4.3      Form of Rights Certificate (included as Exhibit B to Rights Agreement        *
           incorporated herein by reference pursuant to 4.2 above.) Pursuant to the
           Rights Agreement, printed Right Certificates will not be mailed until as soon as practicable after the date the Rights become detachable from shares of the Company's Common Stock (the "Distribution Date").
  4.4      Form of Summary of Rights to Purchase Series A Preferred Stock (included     *
           as Exhibit C to Rights Agreement incorporated herein by reference pursuant to 4.2 above) which, together with certificates representing the outstanding Common Shares of the Company, shall represent the Rights until the Distribution Date.
  4.5      Specimen of legend to be placed, pursuant to Section 3(c) of the Rights      *
           Agreement, on all new Common Share certificates issued after May 6, 1991 and prior to the Distribution Date upon transfer, exchange or new issuance.
  4.6      Amendment No. 2 to Amended and Restated Rights Agreement of the Company.     *
(10)       Material Contracts:
 10.2      1985 Non-Employee Directors Stock Option Plan.                               *
 10.2.1    First Amendment to 1985 Non-Employee Directors Stock Option Plan adopted     *
           May 9, 1988.
 10.2.2    TCC Industries, Inc. 1995 Non-Employee Directors Stock Option Plan
           (Which Amends and Restates the 1985 Non-Employee Directors Stock Option
           Plan)
 10.3      1985 Incentive Stock Option Plan as amended.                                 *
 10.3.1    Second Amendment to the 1985 Incentive Stock Option Plan of the Company.     *
 10.5      Agreement of Purchase and Sale of Stock by and between Delwin W. Morton,     *
           Morton Realty Associates, Inc. and TeleCom Industrial Group, Inc., dated
           September 30, 1986.
 10.6      Agreement of Purchase and Sale of Stock by and between David B. McCall,      *
           III and J. Bryan McCall and TeleCom Industrial Group, Inc., dated
           September 30, 1986.
 10.7      Agreement of Purchase and Sale of Warrants by and between A.L.               *
           Investors, Inc., MVenture Corp and TeleCom Industrial Group, Inc., dated
           September 30, 1986.

  EXHIBIT
  NUMBER                                   EXHIBIT
-----------------------------------------------------------------------------------
 10.9      Stock Purchase Agreement for the sale of Meyer Conveyair, Inc., dated        *
           October 11, 1991, by and among Jetstream Systems, Inc., Barry-Wehmiller
           Company, Meyer Machine Company and the Company.
 10.10     Employment Agreement by and among the Company and Lawrence W. Schumann,      *
           dated March 24, 1993.
 10.10.1   Amendment to Employment Agreement by and among the Company and Lawrence      *
           W. Schumann.
 10.11     Employment Agreement by and among the Company and Larry T. Marek, dated      *
           March 24, 1993.
 10.11.1   Amendment to Employment Agreement by and among the Company and Larry T.      *
           Marek.
 10.12     Non-transferable Stock Option for the Purchase of Common Stock of the        *
           Company granted to W. Grogan Lord on February 27, 1991.
 10.13     Stock Purchase Agreement dated May 25, 1993 among TeleCom Industrial         *
           Group, Inc., Registrant, Watsco, Inc., and CSI Acquisition Corp.
 10.14     Consulting and Noncompetition Agreement between Lawrence W. Schumann and     *
           the Company dated May 10, 1994.
 10.15     Consulting and Noncompetition Agreement between W. Grogan Lord and the       *
           Company dated May 10, 1994.
 10.16     Consulting and Noncompetition Agreement between William E. Callahan and      *
           the Company dated May 10, 1994.
 10.17     Consulting and Noncompetition Agreement between Frank W. Denius and the      *
           Company dated May 10, 1994.
 10.18     Consulting and Noncompetition Agreement between Ed R. L. Wroe, Jr. and       *
           the Company dated May 10, 1994.
 10.19     Consulting Agreement between J. Patrick Kaine and the Company dated          *
           August 2, 1994.
 10.20     Consulting and Noncompetition Agreement between J. Patrick Kaine and the
           Company dated August 2, 1995.
 10.21     TCC Industries, Inc. Annual Incentive Plan Text and Operating Rules As
           Amended January 9, 1992, January 12, 1995, and January 11, 1996.
 10.21.1   1996 Supplement to TCC Industries, Inc. Annual Incentive Plan Basic Plan
           Text and Operating Rules.
(21)       Subsidiaries of Registrant.
(23)       Consents of Experts and Counsel:
 23.1      Consent of Independent Accountants.
(27)       Financial Data Schedule
(99)       Additional Exhibits (Previously filed as Exhibits 28X):
 99.2      The TeleCom Corporation Legal Defense Indemnification Trust Agreement,       *
           dated July 22, 1986.
 99.3      Form of Indemnification Agreement Between Officers and Directors             *
           Executed Pursuant to the TeleCom Corporation Legal Defense
           Indemnification Trust Agreement.
 99.3.1    Form of Amendment No. 1 to Indemnification Agreement.                        *
 99.4      Item 1 to Registration Statement on Form 8-A filed by the Company with       *
           the Securities and Exchange Commission on May 6, 1991.