Form 10-Q
period 1996-03-31
TCC INDUSTRIES INC
filed 1996-06-20
CIK 96918

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark One)
   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,759,115 shares as of May 1, 1996.

Part I.   Contents of Consolidated Financial Information:


                                                          Page Number(s)
                                                          --------------
    Consolidated Balance Sheet                                1 - 2

    Consolidated Statement of Operations                        3

    Condensed Consolidated Statement of Cash Flows              4

    Consolidated Statement of Shareholders' Equity              5

    Notes to Consolidated Financial Statements                6 - 7

    Management's Discussion and Analysis                      8 - 9

Part II.  Other Information                                  10 - 11

    Signatures                                                  12

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                                 (In Thousands)

                                     March 31,       December 31,
  ASSETS                               1996              1995
Current assets:                  ---------------   ---------------
  Cash and cash equivalents              $ 2,400           $ 2,224

  Receivables:
    Trade receivables, net
      of allowance of
     $84 and $118, respectively            4,074             3,136
    Other, including
      interest                                59                66
                                 ---------------   ---------------
                                           4,133             3,202
                                 ---------------   ---------------
  Inventories:
    Raw materials                          1,073               892
    Work in progress                         253               347
    Finished goods                         5,864             6,252
                                 ---------------   ---------------
                                           7,190             7,491
                                 ---------------   ---------------
  Other                                      619               270
                                 ---------------   ---------------
      Total current assets                14,342            13,187
                                 ---------------   ---------------
Property, plant and
equipment                                  9,780             9,735
  Accumulated depreciation                (5,411)           (5,283)
                                 ---------------   ---------------
                                           4,369             4,452
                                 ---------------   ---------------

Intangible assets:
  Goodwill                                 1,160             1,158
  Patents and trademarks                      74                74
                                 ---------------   ---------------
                                           1,234             1,232
  Accumulated amortization                  (414)             (400)
                                 ---------------   ---------------
                                             820               832
                                 ---------------   ---------------
Other assets                                 725               835
                                 ---------------   ---------------
      Total assets                       $20,256           $19,306
                                 ===============   ===============

    The accompanying notes are an integral part of the financial statements.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEET - continued
                                  (Unaudited)
                      (In Thousands, except share amounts)

    LIABILITIES AND                  March 31,       December 31,
    SHAREHOLDERS' EQUITY               1996              1995
                                 ---------------   ---------------
Current liabilities:
  Notes payable                          $ 2,579           $   882
  Current maturities of
    long-term debt                           693               664
  Accounts payable                           654               839
  Accrued expenses                           743               828
  Customer deposits                          304               430
                                 ---------------   ---------------
    Total current
      liabilities                          4,973             3,643
                                 ---------------   ---------------
Long-term debt, less
  current maturities                       2,279             2,459
Deferred liabilities                         245               254
                                 ---------------   ---------------
      Total liabilities                    7,497             6,356
                                 ---------------   ---------------
Commitments and contingencies

Shareholders' equity:
  Preferred stock, authorized
    2,000,000 shares, no par
    value, no shares issued                  --                --
  Common stock, authorized
    10,000,000 shares, par
    value $1 per share,
    2,840,601 shares issued                2,841             2,841
  Additional paid-in capital               8,748             8,748
  Cumulative foreign currency
    translation adjustment                   (51)              (53)
  Retained earnings                        1,487             1,680
                                 ---------------   ---------------
                                          13,025            13,216
  Treasury stock,
    81,486 shares at cost                   (266)             (266)
                                 ---------------   ---------------
    Total shareholders'
      equity                              12,759            12,950
                                 ---------------   ---------------
      Total liabilities
        and shareholders'
        equity                           $20,256           $19,306
                                 ===============   ===============

    The accompanying notes are an integral part of the financial statements.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)
                    (In Thousands, except per share amounts)



                                                 For the Three Months Ended
                                                          March 31,
                                                   1996            1995
                                            ---------------   ---------------
Revenue                                             $ 5,312           $ 5,249
Cost of goods sold                                    3,679             3,460
                                            ---------------   ---------------
      Gross profit                                    1,633             1,789

Selling, general and administrative
   expenses                                           1,771             1,737
                                            ---------------   ---------------

      Operating income (loss)                          (138)               52
                                            ---------------   ---------------
Other income (expense):
   Interest income                                       29                28
   Interest expense                                    (131)             (134)
   Other, net                                            45                87
                                            ---------------   ---------------
                                                        (57)              (19)
                                            ---------------   ---------------
Income (loss) before provision (benefit)
   for income taxes                                    (195)               33

Provision (benefit) for income taxes:
   Federal                                                0                11
   State                                                 (2)                3
                                            ---------------   ---------------
                                                         (2)               14
                                            ---------------   ---------------

Net income (loss)                                     ($193)           $   19
                                            ===============   ===============
Weighted average number of common and
   common equivalent shares outstanding               2,759             2,791
                                            ===============   ===============
Earnings (loss) per common and common
   equivalent share:                                 ($0.07)           $ 0.01
                                            ===============   ===============

    The accompanying notes are an integral part of the financial statements.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                    (In Thousands, except per share amounts)


                                                       For the Three Months Ended
                                                               March 31,
                                                         1996             1995
                                                   ---------------   ---------------

Net cash used by operating activities                     $(1,435)          $(1,017)
                                                   --------------    --------------
Cash flows of investing activities:
   Additions to property, plant and equipment                 (47)              (73)
   Proceeds from sale of assets                               110               134
   Other, net                                                   2                (6)
                                                   --------------    --------------
   Net cash provided by investing activities                   65                55
                                                   --------------    --------------
Cash flows of financing activities:
   Net borrowings of short-term debt                        1,697             1,067
   Long-term debt paid                                       (140)             (108)
   Purchase of common stock for treasury                        0               (25)
   Other, net                                                 (11)                3
                                                   --------------    --------------
   Net cash provided by financing activities                1,546               937
Effect of foreign exchange rate changes on cash                --                 3

Net increase (decrease) in cash and
   cash equivalents                                           176               (22)
Cash and cash equivalents at beginning
   of period                                                2,224             2,124
                                                   --------------    --------------
Cash and cash equivalents at end
   of period                                               $2,400            $2,102
                                                   ==============    ==============





    The accompanying notes are an integral part of the financial statements.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                  (UNAUDITED)
                                 (IN THOUSANDS)



                                                                         Cumulative
                                                                          Foreign
                                             Par Value      Addt'l        Currency
                              Number of      of Common      Paid-in     Translation     Retained      Treasury
                               Shares         Shares        Capital      Adjustment     Earnings       Stock         Total
                              ---------     ----------      -------     -----------     --------     ----------     --------
 Balances,
 January 1, 1996                2,841       $ 2,841         $ 8,748     $     (53)      $  1,680     $     (266)    $ 12,950

 Net loss                                                                                   (193)                       (193)

 Foreign currency
 translation
 adjustment                                                                     2                                          2
                              -------       -------         -------     ---------       --------     ----------     --------

 Balances,
 March 31, 1996                 2,841       $ 2,841         $ 8,748     $     (51)      $  1,487     $     (266)    $ 12,759
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

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



Note 1   Summary of Significant Accounting Policies

                 The consolidated financial statements include the accounts of TCC Industries, Inc. and Subsidiaries ("the Company"), and have been presented in accordance with the reporting requirements for interim financial statements. Such requirements do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in an Annual Report on Form 10-K. Certain amounts have been reclassified for consistency in presentation. In connection therewith readers are referred to the Company's most recent Annual Report on Form 10-K filed for the year ended December 31, 1995. The information furnished herein reflects all adjustments which, in the opinion of management, are of a normal recurring nature and necessary for a fair statement of the results of interim periods. Such results for interim periods are not necessarily indicative of the results to be expected for a full year, principally due to seasonal fluctuations in wholesale distribution revenue.

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

                 Statement of Cash Flows

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




Note 2 Commitments and Contingencies

                 There are sundry claims pending against certain of the Company's subsidiaries, all of which are incidental to the ordinary course of business and, in the opinion of Company management, should not result in any significant liability.


Note 3 Shareholders' Equity

         The loss per share for the three months ended March 31, 1996 is calculated using the weighted average number of common shares outstanding for the three months ended March 31, 1996. Common share equivalents would have diluted the loss per share and were therefore excluded from the computation. For the three months ended March 31, 1995, the calculation of weighted average shares outstanding included dilutive stock options amounting to 28,000 share equivalents.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS




         The following is management's discussion and analysis of the results of operations and financial condition of TCC Industries, Inc. and Subsidiaries ("the Company") during the periods included in the accompanying consolidated financial statements. The discussion below relates to material changes in the results of operations for the three months ended March 31, 1996 as compared to the same period ended March 31, 1995 and to material changes in the financial condition of the Company occurring since the prior fiscal year end of December 31, 1995. The reader is invited to review Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 for further details regarding the significant factors affecting the results of operations and financial condition of the Company.

             COMPARISONS OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND MARCH 31, 1995

Revenue

         Consolidated revenue increased $63,000 (1.2%) to $5,312,000 for the first quarter of 1996 as compared to revenue of $5,249,000 in the first quarter of 1995. The increase in revenue primarily resulted from an increase in revenue at the manufacturing segment, offset by a decline in revenue at the wholesale distribution segment. Manufacturing revenue increased $262,000 (11.5%) to $2,548,000 in the first quarter of 1996 when compared to revenue of $2,286,000 for the same period in 1995. The increased manufacturing revenue is the result of a $485,000 increase at Meyer Vi-Tech, the manufacturing segment's European operation, offset by a $223,000 decline in revenue at Meyer Machine, the U.S. based operation. The increase in revenue at Meyer Vi-Tech primarily resulted from its higher backlog of orders for equipment at December 31, 1995, when compared to December 31, 1994. The higher backlog resulted from an increase in orders received in the fourth quarter of 1995 due primarily to improving market conditions and increased market penetration. The decline in revenue during the first quarter at Meyer Machine primarily resulted from the lower backlog of orders for equipment at December 31, 1995 as compared to December 31, 1994. The lower backlog resulted from continuing weakness in the markets served by Meyer Machine. As reported earlier, Meyer Machine had begun to experience an increase in inquiries in the third quarter of 1995, but customers had been slow in placing orders for new equipment. This condition continued into the first quarter of 1996, however, the MEYER Group did experience a 7% increase in new orders entered in the first quarter of 1996 which resulted in a backlog of approximately $1,650,000 at March 31, 1996 which is 8.5% higher than at March 31, 1995. The increase in orders booked is believed to result from a slight improvement in the overall condition of the markets served by the MEYER Group.

         Wholesale distribution revenue for the first quarter decreased by 6.1% to $2,751,000 in 1996 from $2,928,000 in 1995. This decline is primarily attributable to the lower backlog at December 31, 1995 when compared to December 31, 1994. The lower backlog resulted from generally weak conditions and intense competition in the markets served by the wholesale distribution segment.

Gross Profit

         Gross profit decreased 8.7% to $1,633,000 in the first quarter of 1996, as compared to $1,789,000 for the same period in 1995. The decline in gross profit resulted from, (a) lower gross profit margins at both the manufacturing and wholesale distribution segments, (b) lower revenue at the wholesale distribution segment, offset by (c) the increase in revenue at the manufacturing segment. At the manufacturing segment, gross profit margins decreased to 28.5% in the first quarter of 1996 as compared to 32.2% in the comparable period of 1995. This lower gross profit margin is primarily the result of two percentage point increase in materials costs as a percentage of sales in the first quarter of 1996 when compared to the same period in 1995, due to a change in the product mix. Also negatively impacting gross profit margins was the affect of a learning curve on the first time manufacture of two products, the impact of which is not readily determinable. The affect the lower gross profit margin had on gross profit at the manufacturing segment was substantially offset by the increase in revenue at the segment, as discussed above. The decrease in wholesale distribution gross profit margins to 32.5% in the first quarter of 1996 compared to 34.7% in the same period in 1995, is primarily attributable to a change in the sales mix that reflected a larger percentage of sales that qualified for quantity discounts.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased $34,000 or 2.0%, in the first quarter of 1996 when compared to the same period in 1995. During the first quarter of 1996, a $76,000 decrease in employee related expenses at the manufacturing segment, which resulted from the cost cutting measures implemented at the end of 1994 and beginning of 1995, was offset by increases in other selling, general and administrative expense of $110,000 when comparing the first quarter of 1996 to the same period in 1995. This increase was a general increase with no one expense category having a material impact on the overall increase.

Other Income (Expense)

         Other expense (net of other income) increased approximately $38,000 in the first quarter of 1996 when compared to the same period in 1995. The increase is primarily attributable to a $42,000 decrease in other income, as the amount of interest expense and interest income for the first quarter of 1996 did not vary significantly from the amounts reported for the same period in 1995. The $42,000 decline in other income resulted from lower gains on the sale of assets held for sale in the first quarter of 1996 when compared to the same period in 1995.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS -- (Continued)

                        LIQUIDITY AND CAPITAL RESOURCES

        At March 31, 1996, the Company had working capital of $9.4 million and a current ratio of 2.9 to 1. This compares to working capital of $9.5 million and a current ratio of 3.6 to 1 at December 31, 1995. The decrease in the current ratio is a result of a greater percentage increase in current liabilities versus current assets. Current liabilities increased primarily as a result of an increase in the line of credit balance at the wholesale distribution segment to support the increase in accounts receivable which was the primary cause for the increase in current assets at the end of the first quarter of 1996 when compared to December 31, 1995. The increase in accounts receivable and the line of credit can be attributed to the seasonality of the wholesale distribution segment of the Company as shipments are increased to customers in preparation of the summer selling season. Cash for the three months ended March 31, 1996 increased a net $176,000.

        At March 31, 1996, Meyer Machine maintained a $1,000,000 bank line of credit, of which approximately $800,00 was available after a reduction of $200,000 to support a letter of credit issued by the bank as partial collateral for the real estate lien note payable to a bank by Meyer Vi-Tech. Meyer Machine has a commitment from its primary bank lender to provide a line of credit for up to $400,000, if needed, for equipment purchases. This commitment expires in June 1996.

        Allen-Lewis maintains a line of credit with a bank that provides maximum borrowing capabilities of $3.3 million, subject to a borrowing base calculation, for working capital purposes and letters of credit. At March 31, 1996, Allen-Lewis had approximately $865,000 available under this line of credit.

        TCC Industries has an $85,000 and a $300,000 line of credit, neither of which had outstanding balances at March 31, 1996. These lines of credit are used to supplement the short-term cash needs of the parent company.

        Each of the subsidiaries bank lines of credit agreements contain provisions that limit or restrict the transfer of funds to the parent company in the form of cash dividends, loans, or advances. Management does not believe the restrictions will have a significant effect on the parent company's ability to meet ordinary cash obligations.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES
               FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1996




                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

                 See Note 2 to the financial statements included elsewhere herein for a discussion of legal proceedings.

Item 2.  Changes in Securities

                 None.

Item 3.  Defaults upon Senior Securities

                 None.

Item 4.  Submission of Matters to a Vote of Security Holders

                 The Annual Meeting of Shareholders of TCC Industries, Inc. was held on May 7, 1996, for the purpose of electing two directors to the board of Directors, approving the appointment by the Board of Directors of Coopers & Lybrand L.L.P. as the firm of independent accountants to audit the accounts of the Company for the fiscal year ended December 31, 1996, considering the proposal to ratify and approve the amendment and restatement of the 1985 Non-Employee Directors Stock Option Plan and considering the proposal to approve the issuance of shares of Company common stock pursuant to the Annual Incentive Plan in conjunction with 1996 Incentive Awards. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitaion in opposition to management's solicitation. Management's nominees for director as listed in the proxy statement were elected.


                 The vote on the election of the nominees for director was:

                                J. Patrick Kaine           Lawrence W. Schumann
                 For               1,982,898                     1,983,485
                 Withheld             78,329                        77,742

                 The vote on approving the appointment of Coopers & Lybrand L.L.P. as the firm of independent accountants to audit the accounts of the Company for the fiscal year ended December 31, 1996 was:

                 For               1,955,245
                 Against              43,230
                 Abstain              62,752

                 The vote on the proposal to ratify and approve the amendment and restatement of the 1985 Non-Employee Directors Stock Option Plan was:

                 For               1,795,149
                 Against             227,690
                 Abstain              38,388

                 The vote on the proposal to approve issuance of shares of Company common stock pursuant to the Annual Incentive Plan in conjunction with 1996 Incentive Awards

                 For               1,801,254
                 Against             228,803
                 Abstain              31,170

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES

               FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1996


                    PART II - OTHER INFORMATION (CONTINUED)

Item 5.  Other Information

                 None.

Item 6.  Exhibits and Reports on Form 8-K

6(a)     Exhibits:


                 11 The computation of fully diluted earnings per share would be the same as primary earnings per share, which is easily discernable on the face of the statements of operations included elsewhere herein.

                 27       Financial Data Schedules:

                          (i)     For the quarterly period ended March 31, 1996.

6(b)     Reports on Form 8-K:

                 The following is the date and description of the events reported on Forms 8-K filed during the first quarter of 1996:

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


                                                  TCC INDUSTRIES,INC.
                                        ----------------------------------------
                                        (Registrant)


                                        /s/ LAWRENCE W. SCHUMANN
                                        ----------------------------------------
                                        LAWRENCE W. SCHUMANN
                                        President
                                        (Duly Authorized Officer)


                                        /s/ LARRY T. MAREK
                                        ----------------------------------------
                                        LARRY T. MAREK
                                        Executive Vice President,
                                        Treasurer and Secretary
                                        (Principal Financial and Accounting
                                        Officer)


Date:  May 15, 1996

                                 EXHIBIT INDEX



EXHIBIT
  NO.
- -------

11 The computation of fully diluted earnings per shares would be the same as primary earnings per share, which is easily discernable on the face of the statements of operations included elsewhere herein.

27       Financial Data Schedules:

         (i)     For the quarterly period ended March 31, 1996.