Form 10-Q
period 1996-06-30
TCC INDUSTRIES INC
filed 1996-08-13
CIK 96918

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark One)
   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,761,115 shares as of August 8, 1996.

Part I.   Contents of Consolidated Financial Information:


                                                          Page Number(s)
                                                          --------------
    Consolidated Balance Sheet                                1 - 2

    Consolidated Statement of Operations                      3 - 4

    Condensed Consolidated Statement of Cash Flows              5

    Consolidated Statement of Shareholders' Equity              6

    Notes to Consolidated Financial Statements                7 - 8

    Management's Discussion and Analysis                      9 - 11

Part II.  Other Information                                  12 - 13

    Signatures                                                  14

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                                 (In Thousands)

                                     June 30,        December 31,
  ASSETS                               1996              1995
Current assets:                  ---------------   ---------------
  Cash and cash equivalents              $ 2,116           $ 2,224

  Receivables:
    Trade receivables, net
      of allowance of
      $101 and $118, respectively          4,994             3,136
    Other, including
      interest                                30                66
                                 ---------------   ---------------
                                           5,024             3,202
                                 ---------------   ---------------
  Inventories:
    Raw materials                          1,070               892
    Work in progress                         267               347
    Finished goods                         5,653             6,252
                                 ---------------   ---------------
                                           6,990             7,491
                                 ---------------   ---------------
  Other                                      542               270
                                 ---------------   ---------------
      Total current assets                14,672            13,187
                                 ---------------   ---------------
Property, plant and
equipment                                  9,798             9,735
  Accumulated depreciation                (5,492)           (5,283)
                                 ---------------   ---------------
                                           4,306             4,452
                                 ---------------   ---------------

Intangible assets:
  Goodwill                                 1,160             1,158
  Patents and trademarks                      74                74
                                 ---------------   ---------------
                                           1,234             1,232
  Accumulated amortization                  (427)             (400)
                                 ---------------   ---------------
                                             807               832
                                 ---------------   ---------------
Other assets                                 670               835
                                 ---------------   ---------------
      Total assets                       $20,455           $19,306
                                 ===============   ===============

    The accompanying notes are an integral part of the financial statements.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEET - continued
                                  (Unaudited)
                      (In Thousands, except share amounts)

    LIABILITIES AND                  June 30,        December 31,
    SHAREHOLDERS' EQUITY               1996              1995
                                 ---------------   ---------------
Current liabilities:
  Notes payable                          $ 2,890           $   882
  Current maturities of
    long-term debt                           695               664
  Accounts payable                           641               839
  Accrued expenses                           790               828
  Customer deposits                          438               430
                                 ---------------   ---------------
    Total current
      liabilities                          5,454             3,643
                                 ---------------   ---------------
Long-term debt, less
  current maturities                       2,143             2,459
Deferred liabilities                         236               254
                                 ---------------   ---------------
      Total liabilities                    7,833             6,356
                                 ---------------   ---------------
Commitments and contingencies

Shareholders' equity:
  Preferred stock, authorized
    2,000,000 shares, no par
    value, no shares issued                  --                --
  Common stock, authorized
    10,000,000 shares, par
    value $1 per share,
    2,840,601 shares issued                2,841             2,841
  Additional paid-in capital               8,748             8,748
  Cumulative foreign currency
    translation adjustment                   (29)              (53)
  Retained earnings                        1,328             1,680
                                 ---------------   ---------------
                                          12,888            13,216
  Treasury stock,
    81,486 shares at cost                   (266)             (266)
                                 ---------------   ---------------
    Total shareholders'
      equity                              12,622            12,950
                                 ---------------   ---------------
      Total liabilities
        and shareholders'
        equity                           $20,455           $19,306
                                 ===============   ===============

    The accompanying notes are an integral part of the financial statements.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)
                    (In Thousands, except per share amounts)



                                               For the Three Months Ended
                                                         June 30,
                                                   1996            1995
                                            ---------------   ---------------
Revenue                                             $ 5,845           $ 5,531
Cost of goods sold                                    4,040             3,704
                                            ---------------   ---------------
      Gross profit                                    1,805             1,827

Selling, general and administrative
   expenses                                           1,857             1,676
                                            ---------------   ---------------

      Operating income (loss)                           (52)              151
                                            ---------------   ---------------
Other income (expense):
   Interest income                                       24                25
   Interest expense                                    (142)             (158)
   Other, net                                            11                 0
                                            ---------------   ---------------
                                                       (107)             (133)
                                            ---------------   ---------------
Income (loss) before provision
   for income taxes                                    (159)               18

Provision for income taxes:
   Federal                                                0                 7
   State                                                  0                 5
                                            ---------------   ---------------
                                                          0                12
                                            ---------------   ---------------

Net income (loss)                                     ($159)           $    6
                                            ===============   ===============
Weighted average number of common and
   common equivalent shares outstanding               2,759             2,771
                                            ===============   ===============
Earnings (loss) per common and common
   equivalent share:                                 ($0.06)           $ 0.00
                                            ===============   ===============

    The accompanying notes are an integral part of the financial statements.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)
                    (In Thousands, except per share amounts)



                                                 For the Six Months Ended
                                                         June 30,
                                                   1996            1995
                                            ---------------   ---------------
Revenue                                             $11,157           $10,780
Cost of goods sold                                    7,719             7,164
                                            ---------------   ---------------
      Gross profit                                    3,438             3,616

Selling, general and administrative
   expenses                                           3,628             3,413
                                            ---------------   ---------------

      Operating income (loss)                          (190)              203
                                            ---------------   ---------------
Other income (expense):
   Interest income                                       53                53
   Interest expense                                    (273)             (292)
   Other, net                                            56                87
                                            ---------------   ---------------
                                                       (164)             (152)
                                            ---------------   ---------------
Income (loss) before provision (benefit)
   for income taxes                                    (354)               51

Provision (benefit) for income taxes:
   Federal                                                0                18
   State                                                 (2)                8
                                            ---------------   ---------------
                                                         (2)               26
                                            ---------------   ---------------

Net income (loss)                                     ($352)           $   25
                                            ===============   ===============
Weighted average number of common and
   common equivalent shares outstanding               2,759             2,781
                                            ===============   ===============
Earnings (loss) per common and common
   equivalent share:                                 ($0.13)           $ 0.01
                                            ===============   ===============

    The accompanying notes are an integral part of the financial statements.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                                 (In Thousands)


                                                       For the Six Months Ended
                                                               June 30,
                                                         1996             1995
                                                   ---------------   ---------------

Net cash used by operating activities                     $(1,825)          $(1,483)
                                                   --------------    --------------
Cash flows of investing activities:
   Additions to property, plant and equipment                (114)             (163)
   Proceeds from sale of assets                               111               138
   Other, net                                                   2                (1)
                                                   --------------    --------------
   Net cash used by investing activities                       (1)              (26)
                                                   --------------    --------------
Cash flows of financing activities:
   Net borrowings of short-term debt                        2,008             1,437
   Long-term debt paid                                       (301)             (173)
   Purchase of common stock for treasury                        0               (25)
   Other, net                                                  11                 6
                                                   --------------    --------------
   Net cash provided by financing activities                1,718             1,245
                                                   --------------    --------------

Effect of foreign exchange rate changes on cash                 0                 3

Net decrease in cash and cash equivalents                    (108)             (261)
Cash and cash equivalents at beginning
   of period                                                2,224             2,124
                                                   --------------    --------------
Cash and cash equivalents at end
   of period                                               $2,116            $1,863
                                                   ==============    ==============





    The accompanying notes are an integral part of the financial statements.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                  (UNAUDITED)
                                 (IN THOUSANDS)



                                                                         Cumulative
                                                                          Foreign
                                             Par Value      Addt'l        Currency
                              Number of      of Common      Paid-in     Translation     Retained      Treasury
                               Shares         Shares        Capital      Adjustment     Earnings       Stock         Total
                              ---------     ----------      -------     -----------     --------     ----------     --------
 Balances,
 January 1, 1996               2,841       $ 2,841         $ 8,748     $     (53)      $  1,680     $     (266)    $ 12,950

 Net loss                                                                                  (352)                       (352)

 Foreign currency
 translation
 adjustment                                                                   24                                         24
                               -----       -------         -------     ---------       --------     ----------     --------

 Balances,
 June 30, 1996                 2,841       $ 2,841         $ 8,748     $     (29)      $  1,328     $     (266)    $ 12,622
                               =====       =======         =======     =========       ========     ==========     ========





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


Note 3 Shareholders' Equity

         The loss per share for the three and six months ended June 30, 1996 is calculated using the weighted average number of common shares outstanding for the three and six months ended June 30, 1996. Common share equivalents would have diluted the loss per share and were therefore excluded from the computation. For the three and six months ended June 30, 1995, the calculation of weighted average shares outstanding included dilutive stock options amounting to 12,000 and 20,000 share equivalents.

                    TCC INDUSTRIES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS

        The following is management's discussion and analysis of the results of operations and financial condition of TCC Industries, Inc. and Subsidiaries ("the Company") during the periods included in the accompanying consolidated financial statements. The discussion below relates to material changes in the results of operations for the three and six months ended June 30, 1996 as compared to the same periods ended June 30, 1995 and to material changes in the financial condition of the Company occurring since the prior year end of December 31, 1995. The reader is invited to review Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 for further details regarding the significant factors affecting the results of operations and financial condition of the Company.

             COMPARISONS OF THE RESULTS OF OPERATIONS FOR THE THREE
                  MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995

REVENUE

         Consolidated revenue increased $315,000 (5.7%) to $5.8 million for the second quarter of 1996 as compared to revenue of $5.5 million for the second quarter of 1995. The increased revenue is primarily the result of an increase at the manufacturing segment, offset by a decline in revenue at the wholesale distribution segment.

         Manufacturing revenue increased 25.8% to $3.0 million in the second quarter of 1996, up from $2.4 million in the same quarter in 1995. This increase is primarily the result of a $737,000 (40.1%) increase at Meyer Machine, the manufacturing segment's U. S. based operation, offset by a $130,000 (25.2%) decrease at Meyer Vi-Tech, the European based operation. The increase at Meyer Machine is primarily the result of a 44.2% increase in sales of equipment and a 32.2% increase in parts and service sales. The increase in equipment sales primarily resulted from the higher backlog at March 31, 1996 ($1,339,000) when compared to March 31, 1995 ($1,119,000), and a 99.9% increase in new orders entered during the second quarter of 1996, when compared to the same quarter in 1995. The increased backlog and increase in new orders entered is primarily the result of an increase in demand for equipment from customers in the company's traditional markets, after approximately two years of soft market conditions; and an increase in orders from new markets that have been developed by Meyer Machine from steps that have been previously reported. The increase in parts and service sales primarily resulted from an overall increase in the installed base of equipment. The decline in revenue at Meyer Vi-Tech is primarily attributable to a decline in sales of equipment resulting primarily from the timing of delivery of customers' orders as sales at Meyer Vi-Tech during the first six months of 1996 are up $355,000 over the same period in 1995, as discussed below.

         Wholesale distribution revenue decreased 8.4% during the second quarter of 1996 to $2.9 million, when compared to the same quarter in 1995. The decline in revenue is primarily the result of an overall decline in demand for merchandise due to weak market conditions, a condition the company has experienced for the past two years, and increased competition in the markets served by the wholesale distribution segment.

GROSS PROFIT

         Consolidated gross profit decreased $22,000 to $1,805,000 in the second quarter of 1996 when compared to $1,827,000 for the same period in 1995. The decline in gross profit is primarily the result of the following factors:

         o A decrease in gross profit margins at both the manufacturing segment and at the wholesale distribution segment. At the manufacturing segment, gross profit margins declined to 28.5% in the second quarter of 1996, as compared to 31.2% in the second quarter of 1995. This decline in gross profit margins is primarily the result of a 3.5 point increase in material costs, as a percentage of sales, when compared to the second quarter 1995. The higher material costs primarily result from a change in the product mix towards more customized equipment which are more difficult to estimate than the more standard equipment. At the wholesale distribution segment, gross profit margins declined to 33.0% for the second quarter of 1996 as compared to 33.5% for the same period in 1995. This decline is primarily the result of a change in the product mix towards more sales qualifying for quantity discounts; and

         o The decrease in revenue at the wholesale distribution segment, discussed above.

         However, the affect of the lower gross profit margins and lower revenue at the wholesale distribution segment was partially offset by the increase in revenue at the manufacturing segment.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Consolidated selling, general and administrative expenses increased $181,000 (10.8%) in the second quarter of 1996, when compared to the second quarter of 1995, primarily due to a $108,000 increase in selling and marketing expenses at the manufacturing segment which primarily resulted from the increase in sales, discussed above.

Other Income (Expense)

         Other expense, net of other income, decreased $26,000 (19.4%) to $107,000 during the second quarter of 1996, when compared to the same period in 1995, primarily as a result of a $16,000 decrease in interest expense resulting from a lower level of interest bearing debt outstanding during the quarter.

                    TCC INDUSTRIES, INC. AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS -- (Continued)


              COMPARISONS OF THE RESULTS OF OPERATIONS FOR THE SIX
                  MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995

REVENUE

         Consolidated revenue increased $377,000 (3.5%) to $11.2 million for the six months ended June 30, 1996, as compared to revenue of $10.8 million for the same period in 1995. The increased revenue is primarily the result of an increase at the manufacturing segment, offset by a decline in revenue at the wholesale distribution segment.

         Manufacturing revenue increased 18.7% to $5.5 million for the six months ended June 30, 1996, up from $4.6 million for the same period in 1995. This increase resulted from a $515,000 (13.1%) increase at Meyer Machine and a $355,000 (52.6%) increase at Meyer Vi-Tech. The increase at Meyer Machine is primarily the result of a 13.1% increase in sales of equipment and a 12.8% increase in parts and service sales. The increase in equipment sales primarily resulted from a 55.3% increase in new orders received during the six months ended June 30, 1996, when compared to the same period in 1995, which also led to a higher backlog at June 30, 1996, as discussed below. The increase in new orders received is primarily attributable to increased demand for equipment from customers in the markets traditionally served by Meyer Machine, as well as an increase in orders from new markets served, and the introduction of new products. The increase in parts and service sales is the result of a larger installed base of equipment. The increase at Meyer Vi-Tech is primarily the result of its higher backlog at December 31, 1995, when compared to December 31, 1994, and a 33.6% increase in new orders received during the six months ended June 30, 1996, when compared to the same period in 1995, both of which result from an overall increase in demand resulting from improved market conditions and increased market penetration. For the MEYER Group, the increase in orders received in the first six months of 1996, when compared to the same period in 1995, resulted in a 101.9% increase in the backlog to $2,589,000 at June 30, 1996, when compared to June 30, 1995.

         Wholesale distribution revenue decreased 7.3% to $5.6 million during the six months ended June 30, 1996, when compared to the same period in 1995. The decline in revenue is primarily the result of an overall decline in demand for merchandise due to weak market conditions, a condition the company has experienced for the past two years, and increased competition in the markets served by the wholesale distribution segment.

GROSS PROFIT

         Consolidated gross profit decreased $178,000 to $3,438,000 for the six months ended June 30, 1996, when compared to $3,616,000 for the same period in 1995. The decline in gross profit is primarily the result of the following factors;

         o A decrease in gross profit margins at both the manufacturing segment and at the wholesale distribution segment. At the manufacturing segment, gross profit margins declined to 28.5% for the six months ended June 30, 1996, as compared to 31.7% for the same period in 1995. This decline in gross profit margins is primarily the result of a 4.8 percentage point increase in material costs, as a percentage of sales, when compared to the six months ended June 30, 1995, which primarily resulted from the effect of the change in product mix towards more custom products in the second quarter, as discussed above, and the learning curve associated with the first time manufacture of two products during the first quarter of 1996. At the wholesale distribution segment, gross profit margins declined to 32.8% for the six months ended June 30, 1996, as compared to 34.1% for the same period in 1995. This decline is primarily the result of a change in the product mix towards more sales qualifying for quantity discounts; and

         o The decrease in revenue at the wholesale distribution segment, discussed above.

         However, the affect of the lower gross profit margins and lower revenue at the wholesale distribution segment was partially offset by the increase in revenue at the manufacturing segment.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Consolidated selling, general and administrative expenses increased $215,000 (6.3%) during the six months ended June 30, 1996, when compared to the same period in 1995, primarily due to a $106,000 increase in selling and marketing expenses at the manufacturing segment, which primarily resulted from the increase in sales, discussed above.

Other Income (Expense)

         Other expense, net of other income, increased $13,000 (8.4%) to $164,000 for the six months ended June 30, 1996, when compared to the same period in 1995, primarily as a result of a $44,000 decrease in the gains on sale of assets, offset by a $19,000 decrease in interest expense which primarily resulted from a lower level of interest bearing debt outstanding.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS -- (Continued)


                                   OUTLOOK

        The Company has completed the previously announced reevaluation of its business units, its strategic business plan and its acquisition strategy. The assistance of a financial advisor was utilized in connection with this reevaluation. As part of the reevaluation, the Company has concluded that it should move to capitalize on the existing strengths and recent improvement in sales at the MEYER Group by moving into new markets that it does not currently serve. The Company has developed a specific plan to accomplish this goal that includes an acquisition strategy. The Company is currently actively searching for acquisition candidates which it believes will allow it to achieve its goals. Additionally, at Allen-Lewis, changes have been made in certain management positions and steps have been taken to reduce overhead in a manner designed to avoid a negative impact on the Company's ability to increase revenue. The Company has also restructured the organization of the parent company which should result in an estimated annual savings of $200,000.
Other options aimed at improving the results of operations of the Company continue to be evaluated, and will be implemented if management believes that the steps would have a positive effect.

                        LIQUIDITY AND CAPITAL RESOURCES

        At June 30, 1996, the Company had working capital of $9.2 million and a current ratio of 2.7 to 1. This compares to working capital of $9.5 million and a current ratio of 3.6 to 1 at December 31, 1995. The decrease in the current ratio is a result of a greater percentage increase in current liabilities versus current assets. Current liabilities increased primarily as a result of an increase in the line of credit balance at the wholesale distribution segment to support the increase in accounts receivable which was the primary cause for the increase in current assets at the end of the second quarter of 1996 when compared to December 31, 1995. The increase in accounts receivable and the line of credit can be attributed to the seasonality of the wholesale distribution segment of the Company as shipments are increased to customers in preparation of the summer selling season. Cash for the three months ended June 30, 1996 decreased a net $108,000.

        At June 30, 1996, Meyer Machine maintained a $1,000,000 bank line of credit, of which approximately $800,000 was available after a reduction of $200,000 to support a letter of credit issued by the bank as partial collateral for the real estate lien note payable to a bank by Meyer Vi-Tech. Meyer Machine has a commitment from its primary bank lender to provide a line of credit for up to $400,000, if needed, for equipment purchases. This commitment expires in June 1997.

        At June 30, 1996, Allen-Lewis maintained a line of credit with a bank that provided maximum borrowing capabilities of $3.3 million, subject to a borrowing base calculation, for working capital purposes and letters of credit. At June 30, 1996, Allen-Lewis had approximately $560,000 available under this line of credit. On July 30, 1996, this line of credit was replaced with a $4.0 million line of credit.

        TCC Industries has an $85,000 and a $300,000 line of credit, neither of which had outstanding balances at June 30, 1996. These lines of credit are used to supplement the short-term cash needs of the parent company.

        Each of the subsidiaries bank lines of credit agreements contain provisions that limit or restrict the transfer of funds to the parent company in the form of cash dividends, loans, or advances. Management does not believe the restrictions will have a significant effect on the parent company's ability to meet ordinary cash obligations.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES
                 FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1996




                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

                 See Note 2 to the financial statements included elsewhere herein for a discussion of legal proceedings.

Item 2.  Changes in Securities

                 None.

Item 3.  Defaults upon Senior Securities

                 None.

Item 4.  Submission of Matters to a Vote of Security Holders

                 None.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES

                 FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1996


                    PART II - OTHER INFORMATION (CONTINUED)

Item 5.  Other Information

                 None.

Item 6.  Exhibits and Reports on Form 8-K

6(a)     Exhibits:


                 11 The computation of fully diluted earnings per share would be the same as primary earnings per share, which is easily discernable on the face of the statements of operations included elsewhere herein.

                 27       Financial Data Schedules:

                          (i)     For the quarterly period ended June 30, 1996.

6(b)     Reports on Form 8-K:

                 The following is the date and description of the events reported on Forms 8-K filed during the second quarter of 1996:

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


                                                  TCC INDUSTRIES,INC.
                                        ----------------------------------------
                                        (Registrant)


                                        /s/ LAWRENCE W. SCHUMANN
                                        ----------------------------------------
                                        LAWRENCE W. SCHUMANN
                                        President, Duly Authorized Officer,
                                        and Principal Financial Officer
                                        of Registrant



Date:  August 12, 1996

                                 EXHIBIT INDEX



EXHIBIT
  NO.
- -------

11 The computation of fully diluted earnings per shares would be the same as primary earnings per share, which is easily discernable on the face of the statements of operations included elsewhere herein.

27       Financial Data Schedules:

         (i)     For the quarterly period ended June 30, 1996.