Form 10-Q
period 1996-09-30
TCC INDUSTRIES INC
filed 1996-11-13
CIK 96918

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark One)
   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,761,115 shares as of November 7, 1996.

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

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                                 (In Thousands)

                                   September 30,     December 31,
  ASSETS                               1996              1995
Current assets:                  ---------------   ---------------
  Cash and cash equivalents              $ 1,762           $ 2,224

  Receivables:
    Trade receivables, net
      of allowance of
      $115 and $118, respectively          2,977             3,136
    Other, including
      interest                                28                66
                                 ---------------   ---------------
                                           3,005             3,202
                                 ---------------   ---------------
  Inventories:
    Raw materials                            939               892
    Work in progress                         338               347
    Finished goods                         5,453             6,252
                                 ---------------   ---------------
                                           6,730             7,491
                                 ---------------   ---------------
  Other                                      409               270
                                 ---------------   ---------------
      Total current assets                11,906            13,187
                                 ---------------   ---------------
Property, plant and
equipment                                  9,871             9,735
  Accumulated depreciation                (5,598)           (5,283)
                                 ---------------   ---------------
                                           4,273             4,452
                                 ---------------   ---------------

Intangible assets:
  Goodwill                                 1,161             1,158
  Patents and trademarks                      74                74
                                 ---------------   ---------------
                                           1,235             1,232
  Accumulated amortization                  (441)             (400)
                                 ---------------   ---------------
                                             794               832
                                 ---------------   ---------------
Other assets                                 665               835
                                 ---------------   ---------------
      Total assets                       $17,638           $19,306
                                 ===============   ===============

    The accompanying notes are an integral part of the financial statements.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEET - continued
                                  (Unaudited)
                      (In Thousands, except share amounts)

    LIABILITIES AND               September 30,      December 31,
    SHAREHOLDERS' EQUITY               1996              1995
                                 ---------------   ---------------
Current liabilities:
  Notes payable                          $ 1,666           $   882
  Current maturities of
    long-term debt                           287               664
  Accounts payable                           582               839
  Accrued expenses                           831               828
  Customer deposits                          180               430
                                 ---------------   ---------------
    Total current
      liabilities                          3,546             3,643
                                 ---------------   ---------------
Long-term debt, less
  current maturities                       1,610             2,459
Deferred liabilities                         230               254
                                 ---------------   ---------------
      Total liabilities                    5,386             6,356
                                 ---------------   ---------------
Commitments and contingencies

Shareholders' equity:
  Preferred stock, authorized
    2,000,000 shares, no par
    value, no shares issued                  --                --
  Common stock, authorized
    10,000,000 shares, par
    value $1 per share,
    2,841,601 and 2,840,601
    shares issued, respectively            2,842             2,841
  Additional paid-in capital               8,746             8,748
  Cumulative foreign currency
    translation adjustment                   (30)              (53)
  Retained earnings                          956             1,680
                                 ---------------   ---------------
                                          12,514            13,216
  Less treasury stock,
    80,486 and 81,486 shares,
    respectively, at cost                   (262)             (266)
                                 ---------------   ---------------
    Total shareholders'
      equity                              12,252            12,950
                                 ---------------   ---------------
      Total liabilities
        and shareholders'
        equity                           $17,638           $19,306
                                 ===============   ===============

    The accompanying notes are an integral part of the financial statements.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)
                    (In Thousands, except per share amounts)



                                               For the Three Months Ended
                                                      September 30,
                                                   1996            1995
                                            ---------------   ---------------
Revenue                                             $ 4,853           $ 4,019
Cost of goods sold                                    3,338             2,853
                                            ---------------   ---------------
      Gross profit                                    1,515             1,166

Selling, general and administrative
   expenses                                           1,797             1,606
                                            ---------------   ---------------

      Operating loss                                   (282)             (440)
                                            ---------------   ---------------
Other income (expense):
   Interest income                                       22                23
   Interest expense                                    (124)             (100)
   Other, net                                            15               149
                                            ---------------   ---------------
                                                        (87)               72
                                            ---------------   ---------------
Loss before provision (benefit)
   for income taxes                                    (369)             (368)

Provision (benefit) for income taxes:
   Federal                                                0               (55)
   State                                                  3                (5)
                                            ---------------   ---------------
                                                          3               (60)
                                            ---------------   ---------------

Net loss                                              ($372)            ($308)
                                            ===============   ===============
Weighted average number of common and
   common equivalent shares outstanding               2,761             2,759
                                            ===============   ===============
Loss per common and common
   equivalent share:                                 ($0.13)           ($0.11)
                                            ===============   ===============

    The accompanying notes are an integral part of the financial statements.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)
                    (In Thousands, except per share amounts)



                                                For the Nine Months Ended
                                                       September 30,
                                                   1996            1995
                                            ---------------   ---------------
Revenue                                             $16,010           $14,799
Cost of goods sold                                   11,057            10,017
                                            ---------------   ---------------
      Gross profit                                    4,953             4,782

Selling, general and administrative
   expenses                                           5,425             5,019
                                            ---------------   ---------------

      Operating loss                                   (472)             (237)
                                            ---------------   ---------------
Other income (expense):
   Interest income                                       75                76
   Interest expense                                    (397)             (392)
   Other, net                                            71               236
                                            ---------------   ---------------
                                                       (251)              (80)
                                            ---------------   ---------------
Loss before provision (benefit)
   for income taxes                                    (723)             (317)

Provision (benefit) for income taxes:
   Federal                                                0               (37)
   State                                                  1                 3
                                            ---------------   ---------------
                                                          1               (34)
                                            ---------------   ---------------

Net loss                                              ($724)            ($283)
                                            ===============   ===============
Weighted average number of common and
   common equivalent shares outstanding               2,760             2,760
                                            ===============   ===============
Loss per common and common
   equivalent share:                                 ($0.26)           ($0.10)
                                            ===============   ===============

    The accompanying notes are an integral part of the financial statements.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                                 (In Thousands)


                                                       For the Nine Months Ended
                                                             September 30,
                                                         1996             1995
                                                   ---------------   ---------------

Net cash provided by operating activities                 $    79           $ 1,021
                                                   --------------    --------------
Cash flows of investing activities:
   Additions to property, plant and equipment                (217)             (187)
   Proceeds from sale of assets                               117               139
   Other, net                                                   2                35
                                                   --------------    --------------
   Net cash used by investing activities                      (98)              (13)
                                                   --------------    --------------
Cash flows of financing activities:
   Net borrowings (repayments) of short-term debt             784            (2,191)
   Proceeds from long-term debt                                12             1,203
   Long-term debt paid                                     (1,243)             (274)
   Purchase of common stock for treasury                        0               (25)
   Other, net                                                   4                 0
                                                   --------------    --------------
   Net cash used by financing activities                     (443)           (1,287)
                                                   --------------    --------------


Net decrease in cash and cash equivalents                    (462)             (279)
Cash and cash equivalents at beginning
   of period                                                2,224             2,124
                                                   --------------    --------------
Cash and cash equivalents at end
   of period                                               $1,762            $1,845
                                                   ==============    ==============





    The accompanying notes are an integral part of the financial statements.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                  (UNAUDITED)
                                 (IN THOUSANDS)



                                                                         Cumulative
                                                                          Foreign
                                             Par Value      Addt'l        Currency
                              Number of      of Common      Paid-in     Translation     Retained      Treasury
                               Shares         Shares        Capital      Adjustment     Earnings       Stock         Total
                              ---------     ----------      -------     -----------     --------     ----------     --------
 Balances,
 January 1, 1996               2,841       $ 2,841         $ 8,748     $     (53)      $  1,680     $     (266)    $ 12,950

 Net loss                                                                                  (724)                       (724)

 Exercise of stock Options         1             1              (2)                                          4            3

 Foreign currency
 translation
 adjustment                                                                   23                                         23
                               -----       -------         -------     ---------       --------     ----------     --------

 Balances,
 September 30, 1996            2,842       $ 2,842         $ 8,746     $     (30)      $    956     $     (262)    $ 12,252
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


Note 3 Shareholders' Equity

                 The loss per share for the three and nine months ended September 30, 1996 and 1995 is calculated using the weighted average number of common shares outstanding for the three and nine months ended September 30, 1996 and 1995. Common share equivalents would have diluted the loss per share and were therefore excluded from the computation.

                    TCC INDUSTRIES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS

        The following is management's discussion and analysis of the results of operations and financial condition of TCC Industries, Inc. and Subsidiaries ("the Company") during the periods included in the accompanying consolidated financial statements. The discussion below relates to material changes in the results of operations for the three and nine months ended September 30, 1996 as compared to the same periods ended September 30, 1995 and to material changes in the financial condition of the Company occurring since the prior year end of December 31, 1995. The reader is invited to review Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 for further details regarding the significant factors affecting the results of operations and financial condition of the Company.

             COMPARISONS OF THE RESULTS OF OPERATIONS FOR THE THREE
            MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995

REVENUE

        Consolidated revenue increased $834,000 (20.8%) to $4.9 million in the third quarter of 1996, as compared to revenue of $4.0 million for the third quarter of 1995. The increase in revenue is primarily attributable to increases at both the manufacturing and wholesale distribution segments.

        Manufacturing revenue increased 36.4% to $3.0 million in the third quarter of 1996, up from $2.2 million in the same quarter in 1995. This increase is the result of a $611,000 (28.5%) increase at Meyer Machine, the manufacturing segment's U.S. based operation, and a $207,000 (260.8%) increase at Meyer Vi-Tech, the European based operation. The increase at Meyer Machine is primarily the result of a 36.4% increase in sales of equipment and a 12.7% increase in parts and service sales. The increase in equipment sales primarily resulted from the higher backlog at June 30, 1996 ($2,221,000) when compared to June 30, 1995 ($1,222,000). The increase in revenue at Meyer Vi-Tech is primarily attributable to an increase in sales of equipment of 479.3% and an 80.0% increase in parts and service sales when compared to the third quarter of 1995. The increase in equipment sales at Meyer Vi-Tech primarily resulted from the higher backlog at June 30, 1996 ($368,000) when compared to June 30, 1995 ($60,000). The increased backlogs at both Meyer Machine and Meyer Vi-Tech at June 30, 1996 as compared to June 30, 1995, primarily resulted from increased demand for equipment from customers in the company's traditional core markets and an increase in orders from new markets that have been developed by Meyer Machine and Meyer Vi-Tech from steps that have been previously reported. The increase in parts and service sales primarily resulted from an overall increase in the installed base of equipment.

        Wholesale distribution revenue increased 2.6% during the third quarter of 1996 to $1.8 million, when compared to the same quarter in 1995. The increase in revenue is primarily the result of improved delivery from foreign suppliers, when compared to the same period in 1995, and increased sales of silkscreened soft goods.

GROSS PROFIT

        Consolidated gross profit increased $349,000 (29.9%) to $1,515,000 (31.2 percent of sales) in the third quarter of 1996, when compared to $1,166,000 (29.0 percent of sales) for the same period in 1995. The increase in gross profit is primarily the result of the increased sales (discussed above) and improved gross profit margins at the manufacturing segment. At the manufacturing segment, gross profit margins improved five percentage points for the third quarter of 1996 when compared to the same period in 1995. The improved gross profit margins is primarily attributable to the positive impact of reduced manufacturing overhead as a percentage of sales which resulted from the 36.4% increase in sales, while manufacturing overhead increased less than one percentage point, partially offset by a six percentage point increase in materials and labor, as a percent of sales, which primarily resulted from the effect of discounts below standard pricing, which was primarily the result of increased competition.

SELLING, GENERAL AND ADMINISTRATIVE

        Consolidated selling, general and administrative expenses increased $191,000 (11.9%) in the third quarter of 1996, when compared to the third quarter of 1995, primarily due to a $97,000 increase in selling and marketing expenses at the manufacturing segment which primarily resulted from the increase in sales, discussed above.

Other Income (Expense)

        During the third quarter of 1996, the Company recorded other expense, net of other income, of $87,000, as compared to other income, net of other expenses, of $72,000 for the same period in 1995. This $159,000 variance is primarily the result of a $24,000 increase in interest expense, primarily resulting from higher interest rates on outstanding debt during the third quarter of 1996, when compared to the same period in 1995, and the absence in the third quarter of 1996 of unusual other income similar to that recorded during the third quarter of 1995 in the amount of $100,000.

Provision (benefit) for income taxes

        In the third quarter of 1995, a benefit for federal income tax in the amount of $55,000 was recorded. No such benefit was recorded in 1996 due to the Company's net operating tax loss carryforward.

                    TCC INDUSTRIES, INC. AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS -- (Continued)


             COMPARISONS OF THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995

REVENUE

        Consolidated revenue increased $1,211,000 (8.2%) to $16.0 million for the nine months ended September 30, 1996, as compared to revenue of $14.8 million for the same period in 1995. The increased revenue is primarily the result of an increase at the manufacturing segment, offset by a decline in revenue at the wholesale distribution segment.

        Manufacturing revenue increased 24.6% to $8.6 million for the nine months ended September 30, 1996, up from $6.9 million for the same period in 1995. This increase resulted from a $1,126,000 (18.4%) increase at Meyer Machine and a $562,000 (74.6%) increase at Meyer Vi-Tech. The increase at Meyer Machine is primarily the result of a 21.7% increase in sales of equipment and a 12.5% increase in parts and service sales. The increase in equipment sales at Meyer Machine primarily resulted from a 13.1% increase in new orders received during the nine months ended September 30, 1996, and the timing of the delivery of equipment orders, when compared to the same period in 1995. The increase in new orders received is primarily attributable to increased demand for equipment from customers in the markets traditionally served by Meyer Machine, as well as an increase in orders from new markets served, and the introduction of new products. The increase in parts and service sales is the result of a larger installed base of equipment. At Meyer Vi-Tech, sales of equipment increased 81.4% and parts and service sales increased 32.8%. The increase in equipment sales is primarily the result of Meyer Vi-Tech's higher backlog at January 1, 1996, when compared to January 1, 1995, and the timing of the delivery of equipment orders, when compared to the same period in 1995. The increase in demand for equipment at Meyer Vi-Tech primarily resulted from improved market conditions and increased market penetration.

        Wholesale distribution revenue decreased 5.1% to $7.4 million during nine months ended September 30, 1996, when compared to the same period in 1995. The decline in revenue is primarily the result of an overall decline in demand for merchandise due to weak market conditions, a condition the company has experienced for the past two years, and increased competition in the markets served by the wholesale distribution segment.

GROSS PROFIT

        Consolidated gross profit increased $171,000 (3.6%) to $4,953,000 (30.9 percent of sales) for the nine months ended September 30, 1996, when compared to $4,782,000 (32.3 percent of sales) for the same period in 1995. The increase in gross profit is primarily the result of a $467,000 increase in gross profit at the manufacturing segment, due primarily to the increase in revenue (discussed above), the effect of which was partially offset by a one-half of one percentage point decline in the gross profit margins at the manufacturing segment when comparing the nine months ended September 30, 1996 to the same period in 1995. This decline in gross profit margins is primarily the result of a five percentage point increase in material costs, as a percentage of sales, at the manufacturing segment when compared to the nine months ended September 30, 1995. The higher material costs, as a percentage of sales, primarily resulted from a change in the product mix towards more customized equipment which is more difficult to estimate than more standard equipment. However, the effect of the higher material costs, as a percentage of sales, was partially offset by the effect of reduced manufacturing overhead as a percentage of sales, primarily due to the higher sales without a proportionate increase in manufacturing overhead.

        The increase in gross profit at the manufacturing segment was offset by a $218,000 decline in gross profit at the wholesale distribution segment resulting from the lower revenue and a decline in the gross profit margins. At the wholesale distribution segment, gross profit margins declined 1.2 percentage points when comparing the nine months ended September 30, 1996 to the same period in 1995. This decline is primarily the result of a change in the product mix towards more sales qualifying for quantity discounts and the increased sales of discontinued items at marked down prices.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

        Consolidated selling, general and administrative expenses increased $406,000 (8.1%) during the nine months ended September 30, 1996, when compared to the same period in 1995. This change was primarily due to a $203,000 increase in selling and marketing expenses at the manufacturing segment, which primarily resulted from the increase in sales, discussed above.

Other Income (Expense)

        Other expense, net of other income, increased $171,000 (213.8%) to $251,000 for the nine months ended September 30, 1996, when compared to the same period in 1995, primarily as a result of a $53,000 decrease in the gains on sale of assets, and the absence of the one time gains recorded in the third quarter of 1995, as discussed above.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS -- (Continued)


                        LIQUIDITY AND CAPITAL RESOURCES

        At September 30, 1996, the Company had working capital of $8.4 million and a current ratio of 3.4 to 1. This compares to working capital of $9.5 million and a current ratio of 3.6 to 1 at December 31, 1995. The decline in working capital is primarily the result of $468,000 of long-term debt being refinanced into a revolving line of credit at Allen-Lewis. Cash for the three months ended September 30, 1996 decreased a net $462,000, while total liabilities decreased $970,000.

        At September 30, 1996, Meyer Machine maintained a $1,000,000 bank line of credit, of which approximately $800,000 was available after a reduction of $200,000 to support a letter of credit issued by the bank as partial collateral for the real estate lien note payable to a bank by Meyer Vi-Tech. Meyer Machine has a commitment from its primary bank lender to provide a line of credit for up to $400,000, if needed, for equipment purchases. This commitment expires in June 1997.

        At September 30, 1996, Allen-Lewis maintained a line of credit with a bank that provided maximum borrowing capabilities of $4.0 million, subject to a borrowing base calculation, for working capital purposes and letters of credit. At September 30, 1996, Allen-Lewis had approximately $2,334,000 available under this line of credit. This commitment expires in July 1997.

        TCC Industries has a $85,000 line of credit with a bank which did not have an outstanding balance at September 30, 1996. This line of credit is used to supplement the short-term cash needs of the parent company. This line of credit matures September 30, 1997.

        TCC Industries has also received a commitment from a bank for a $500,000 line of credit, the terms of which have been accepted by the Company.

        Each of the subsidiaries bank lines of credit agreements contain provisions that limit or restrict the transfer of funds to the parent company in the form of cash dividends, loans, or advances. Management does not believe the restrictions will have a significant effect on the parent company's ability to meet ordinary cash obligations.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1996




                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

                 See Note 2 to the financial statements included elsewhere herein for a discussion of legal proceedings.

Item 2.  Changes in Securities

                 None.

Item 3.  Defaults upon Senior Securities

                 None.

Item 4.  Submission of Matters to a Vote of Security Holders

                 None.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES

                 FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1996


                    PART II - OTHER INFORMATION (CONTINUED)

Item 5.  Other Information

                 None.

Item 6.  Exhibits and Reports on Form 8-K

6(a)     Exhibits:


                 11 The computation of fully diluted earnings per share would be the same as primary earnings per share, which is easily discernable on the face of the statements of operations included elsewhere herein.

                 27       Financial Data Schedules:

                          (i) For the quarterly period ended September 30, 1996.

6(b)     Reports on Form 8-K:

                 The following is the date and description of the events reported on Forms 8-K filed during the third quarter of 1996:

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



Date:  November 13, 1996

                                 EXHIBIT INDEX



EXHIBIT
  NO.
-------

11 The computation of fully diluted earnings per shares would be the same as primary earnings per share, which is easily discernable on the face of the statements of operations included elsewhere herein.

27       Financial Data Schedules:

         (i)     For the quarterly period ended September 30, 1996.