Form 10-K405
period 1996-12-31
TCC INDUSTRIES INC
filed 1997-03-31
CIK 96918

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

  (MARK ONE)
     [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

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
          Securities registered pursuant to Section 12(b) of the Act:

                                                                 NAME OF EACH EXCHANGE
     TITLE OF EACH CLASS                                          ON WHICH REGISTERED
     -------------------                                         ---------------------
Common Stock, $1.00 par value                                   New York Stock Exchange
 Rights to Purchase Series A                                    New York Stock Exchange
       Preferred Stock

        Securities registered pursuant to Section 12(g) of the Act: NONE

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.     YES [X]  NO [ ]

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K. [X]

AS OF MARCH 12, 1997, 2,762,115 COMMON SHARES WERE OUTSTANDING AND THE AGGREGATE MARKET VALUE OF THE COMMON SHARES HELD BY NON-AFFILIATES (BASED UPON THE CLOSING PRICE OF THESE SHARES ON THE NEW YORK STOCK EXCHANGE) WAS APPROXIMATELY $4,398,609.

                      DOCUMENTS INCORPORATED BY REFERENCE:

PORTIONS OF THE FOLLOWING DOCUMENTS ARE INCORPORATED BY REFERENCE INTO THE INDICATED PART OR PARTS OF THIS REPORT:

PROXY STATEMENT FOR THE 1997 ANNUAL MEETING OF SHAREHOLDERS -- PART III.

================================================================================

                                     PART I

ITEM 1. BUSINESS

     (a) General Development of Business

     TCC Industries, Inc. ("TCC Industries" or "Company") through its subsidiaries, designs and manufactures a proprietary line of specialized bulk material conveying and processing equipment and systems for the food, pharmaceutical and chemical industries (the MEYER Group); and designs and distributes an extensive line of souvenir, novelty and gift items to theme, national and state parks, souvenir, novelty, gift and airport shops, military bases, truck stops, zoos, discount and variety stores; and other distributors (Allen-Lewis Manufacturing Company). TCC Industries was incorporated under the laws of the State of Texas in October 1958. Its principal offices are located at 816 Congress Avenue, Suite 1250, Austin, Texas 78701. Its telephone number is
(512) 320-0976. Unless the context otherwise requires, the terms "Company", "Registrant", and "TCC Industries" refer to TCC Industries, Inc. and its subsidiaries.

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

     (b) Financial Information About Industry Segments

     TCC Industries' identifiable industry segments are manufacturing and wholesale distribution. Through these segments, TCC Industries employs approximately 168 people. The revenue, operating income and identifiable assets of each of the Company's industry segments for the years ended December 31, 1996, 1995 and 1994, are set forth in Note 11 to the Consolidated Financial Statements, appearing elsewhere herein.

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

     With its broad product line, the MEYER Group is capable of providing bulk material handling and food processing systems complete with integrated control systems using state-of-the-art microprocessors. Meyer Machine's product line includes SIMPLEX conveying elevators, VIBRA-FLEX(R), DYNA-FLEX(R), MAGNE-FLEX(TM) and HYDRA-FLEX vibratory conveyors and feeders, belt conveyors, storage systems, distribution systems, bulk box unloaders, Accu-Flow(TM) low capacity feeders and combination hopper/feeders, and edible nut processing machinery that includes crackers, shellers, sizers, separators and inspection tables. In January 1997, Meyer Machine acquired the exclusive rights, through a licensing agreement, to market and manufacture the patented Multi-Router, a device used to switch flow paths for multiple pneumatic conveying systems used in the handling of plastic pellets. Meyer Vi-Tech's product line is similar to that of Meyer Machine, with the exception of the edible nut processing equipment and the Meyer Tempco line of processing equipment. Meyer Tempco's product line includes sheeters, baking ovens, continuous and batch fryers, seasoning equipment, roasters, broilers, and accessory equipment for the snack food industry. The Meyer Tempco line of equipment complements Meyer Machine's product offering in that Meyer Machine offers the conveying equipment that transports the pre-processed raw material to Meyer Tempco's processors and then conveys the processed product to packaging.

     The MEYER Group's products are sold directly by their own sales force and by outside sales representatives who represent the companies in specific marketing areas while also selling complementary equipment of other manufacturers. Meyer Machine's primary marketing area for the bulk material handling equipment is the United States, Canada, Latin America and Asia. Meyer Vi-Tech's primary marketing area is Europe, North Africa and the Middle East. The Meyer Tempco line is marketed primarily in the United States, Canada, Latin America, Europe and Asia.

     Manufacturing revenue accounted for 58%, 52% and 53% of the Company's total consolidated revenue for the years ended December 31, 1996, 1995 and 1994, respectively. Conveying equipment, processing equipment and other machinery sales accounted for 70% of the 1996 manufacturing revenues, while sales of replacement parts and field service accounted for 30% of the manufacturing revenues. The applicable percentages for 1995 and 1994 were 67% and 71%, respectively, for conveying equipment, processing equipment and other machinery, and 33% and 29%, respectively, for replacement parts, field service and other miscellaneous products. During 1995 and 1996, no one customer accounted for more than 10% of the MEYER Group's revenue. During 1994 two customers accounted for approximately 17% and 11%, respectively, of the MEYER Group's revenues. It is the opinion of management that the loss of any single customer would not have a material adverse impact on the manufacturing operations over an extended period of time because of the MEYER Group's ability to replace this business with business from others in its broad customer base.

     Meyer Machine has granted two foreign licensing agreements allowing for the manufacture of its line of SIMPLEX conveying elevators in three countries and a licensing agreement allowing for the manufacture of its line of vibratory conveyors in Canada. The Meyer Machine and Meyer Tempco product lines are also actively marketed in 11 other foreign countries through manufacturers' representative offices. The domestic manufacturing operations generated approximately $1,170,000, $647,000 and $710,000 of export sales in 1996, 1995 and 1994, respectively.

     Meyer Machine holds U.S. patents for four products with remaining lives ranging from 9 to 13 years. Management believes the patents for these products contribute to Meyer Machine's ability to maintain a competitive edge for the applicable product line.

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

     The manufacturing operations' backlog at December 31, 1996 and 1995 was approximately $1,503,000 and $1,338,000, respectively. It is anticipated that substantially all of the backlog at December 31, 1996 will be shipped during 1997.

     The manufacturing operations have approximately 120 employees.

WHOLESALE DISTRIBUTION

  A.L. Investors, Inc., doing business as Allen-Lewis Manufacturing Company ("Allen-Lewis")

     Allen-Lewis designs and distributes an extensive line of souvenir, novelty and gift items. In addition, Allen-Lewis designs and sells silk-screened soft goods such as T-shirts, sweatshirts and caps. Allen-Lewis's product line is sold in the continental 48 states and Alaska, on a wholesale basis, to theme parks, national and state parks, souvenir shops, novelty shops, gift shops, airport shops, military bases, truck stops, zoos and discount and variety stores. The company also sells to distributors who service retail outlets that are generally not served by the company's sales force.

     Allen-Lewis sells its product offerings through company direct field sales personnel and independent commissioned sales representatives who have assigned sales territories, directly through its in-house sales force and by attendance at trade shows. Allen-Lewis's in-house sales personnel service and cultivate relationships with large customers and also serve the needs of customers reached by a catalog mailed annually. Allen-Lewis's revenue accounted for 42%, 48% and 46% of the Company's total consolidated revenue for the years ended December 31, 1996, 1995, and 1994, respectively.

     The Allen-Lewis product line consists of approximately 6,000 different items. Product mix and product design change constantly according to market trends. Allen-Lewis's products are geared toward the travel and leisure (tourism) and entertainment industries. Allen-Lewis's major merchandise categories are:

          Souvenirs -- Typically low cost/low priced items which are imprinted or shielded with a design that has been tailored to denote a state, city, and/or attraction. Examples include: collectible spoons, plates, shot glasses, playing cards, key chains and mugs.

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

     Most of the souvenir, gift and novelty inventory (other than soft goods) is purchased from suppliers in the Far East and is manufactured by companies with which Allen-Lewis has long-standing relationships. However, these suppliers could be negatively affected by changes in the economic and political climate of the countries in which they are located. Management of the Company believes that if a disruption of supply of products from these sources were to occur, the Company would be able to source similar products from suppliers located in other countries. If this were to occur, there could be a delay in receipt of merchandise and possible loss of sales, which would affect operating results adversely. Due to minimum order quantity requirements of suppliers and the length of time required to receive inventory shipped from the Far East, Allen-Lewis maintains significant levels of certain stock inventory items. The minimum order quantity requirements and long lead times result in low inventory turns. Recently, Allen-Lewis has added new products to its line which are manufactured in the United States and has begun using suppliers located in the United

States for certain products which heretofore were strictly imported. Most of Allen-Lewis's soft goods inventory is purchased from domestic textile mills and distributors of soft goods inventory. These items are available from several suppliers.

     Since Allen-Lewis serves a very seasonal industry, inventory levels are higher during January through June. Normally, inventory levels start to decrease during the summer, and the lowest inventory point occurs during the months of September through November. Maintaining adequate stock merchandise levels is key to Allen-Lewis's ability to service customers during the busy tourist season. Due to the seasonality of the business, certain customers may receive extended payment terms so inventory can be shipped prior to the tourist season but payment to the company is not due until after the season begins.

     During the months of August through December, theme, national and state parks, chain stores, large retailers and wholesalers are contacted to book orders to be shipped during the following January through June for the summer tourist season. During the months of January through July, other customers are contacted for orders for current shipment. Replacement orders are filled and shipped for all customers during the months of May through August. As a result, during 1996 approximately 84% of Allen-Lewis's sales occurred from January through August.

     Allen-Lewis has no patents, trademarks, concessions or substantial licenses. The company claims copyright protection for all of its original designs and has registered a copyright for one design. The loss of copyright protection on any one design would not have a material adverse effect on the operations of the company.

     Allen-Lewis experiences substantial competition in its markets. Allen-Lewis competes based on price, availability of inventory, product development (which includes development of new artwork), reliability of service, and extended payment terms offered to certain customers. Management believes that no one company or group of companies is dominant in the industry.

     During the years ended December 31, 1996 and 1995, no one customer accounted for more than 10% of Allen-Lewis's sales. During the year ended December 31, 1994, one customer accounted for 11% of Allen-Lewis's sales. It is the opinion of management that the loss of any one customer would not have a material adverse impact on the wholesale distribution operations over an extended period of time due to the ability to replace this business with business from other customers. The backlog of orders as of December 31, 1996 was approximately $2,067,000, as compared to approximately $3,245,000 as of December 31, 1995. It is anticipated that substantially all of the backlog at December 31, 1996 will be shipped during 1997.

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

     Meyer Vi-Tech owns an office and manufacturing facility in Walsall, England containing approximately 23,200 square feet of manufacturing space and 2,300 square feet of office space. This facility will provide ample square footage for current as well as future production needs. This facility is pledged as collateral for two notes payable.

WHOLESALE DISTRIBUTION

     Allen-Lewis owns two buildings in Denver, Colorado, aggregating 61,000 square feet. These facilities are for general office, showroom, warehousing and the silk-screening operations. The properties are fully utilized by Allen-Lewis and maintained in good condition. Both of Allen-Lewis's buildings are pledged as collateral for notes payable. From time-to-time, Allen-Lewis also leases temporary warehouse space in Denver, Colorado, to accommodate inventory levels in excess of what can be stored in the company's warehouse. Allen-Lewis leases 1,500 square feet in Orlando, Florida, that serves as both an office and warehouse for the company's Florida sales territory.

ITEM 3. LEGAL PROCEEDINGS

     See Note 5 to the Consolidated Financial Statements, appearing elsewhere herein, for a discussion of legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
        MATTERS

     There were 2,762,115 shares of the Company's common stock, par value $1, outstanding as of March 12, 1997 owned of record by approximately 2,800 shareholders, as reported by the Company's transfer agent, excluding individual participants in security position listings such as Cede & Co. At March 12, 1997, officers and directors owned 10.6% of the stock as calculated in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. The common stock is listed on the New York Stock Exchange (trading symbol: TEL). The following table sets forth the high and low sales prices for the common stock as reported by the New York Stock Exchange for each quarterly period during the last two years.

                                                                1996        1995
                                                              HIGH-LOW    HIGH-LOW
                                                              --------    --------
First Quarter...............................................  $2 3/4-2     $  3-2
Second Quarter..............................................   2 5/8-2      2 3/8-1 3/4
Third Quarter...............................................   2 1/2-1 5/8  2 3/4-1 7/8
Fourth Quarter..............................................   2-1 1/2      2 5/8-2

     The closing price of the Company's common stock on March 12, 1997, as reported by the New York Stock Exchange, was $1.75 per share.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                 AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                                               -----------------------------------------------
                                                1996      1995      1994      1993      1992
                                               -------   -------   -------   -------   -------
                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenue......................................  $20,002   $19,266   $23,061   $25,453   $27,339
Income (loss) from continuing operations.....   (1,536)      (90)      (77)      612       (88)
Earnings (loss) per share from continuing
  operations.................................     (.56)     (.03)     (.03)      .19      (.02)
Shareholders' equity per share...............     4.17      4.69      4.73      4.74      3.53
Total assets.................................   17,729    19,306    19,864    19,975    30,114
Long-term debt...............................    1,755     2,459     2,142     1,572     2,735
Cash dividends per common share..............       --        --        --        --        --

     The foregoing should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and Notes thereto included elsewhere herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     When used in this discussion, the words "believes," "anticipated" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS:

  1996 vs. 1995

     Consolidated revenue increased $736,000 (3.8%) to $20.0 million for the year ended December 31, 1996, as compared to revenue of $19.3 million in 1995. The increased revenue is primarily the result of an increase at the manufacturing segment, offset by a decline in revenue at the wholesale distribution segment. Revenue at the MEYER Group, which comprises the manufacturing segment, increased 15.6% to $11.5 million in 1996, up from $10.0 million in 1995. This increase resulted from a $759,000 (8.8%) increase at Meyer Machine, which serves the markets in North and South America, and Asia; and a $792,000 (58.4%) increase at Meyer Vi-Tech, which serves Europe. The increase at Meyer Machine is primarily the result of a 10.1% increase in sales of equipment and a 6.6% increase in parts and service sales. The increase in equipment sales primarily resulted from a 26.9% increase in new orders received in 1996, when compared to 1995, which offset the 19.2% lower backlog Meyer Machine had at the beginning of 1996. The increase in new orders received is primarily attributable to increased demand for equipment from customers in the markets traditionally served by Meyer Machine, as well as an increase in orders from new geographic markets served (primarily Asia), and the introduction of new products. The increase in parts and service sales is the result of a larger installed base of equipment. The increase at Meyer Vi-Tech is primarily the result of its higher backlog at January 1, 1996, which exceeded the backlog at January 1, 1995 by 513.6%, the effect of which was offset by a 13.7% decline in new orders received during 1996, when compared to 1995. The higher backlog at January 1, 1996 primarily resulted from overall improved market conditions and Meyer Vi-Tech's increased market penetration. The lower level of new orders entered in 1996, when compared to 1995, is primarily the result of the timing of when orders were received. Overall, the MEYER Group realized a 17.2% increase in new orders received in 1996, when compared to 1995, resulting in a 12.3% increase in the backlog to $1,503,000 at December 31, 1996, when compared to December 31, 1995. Revenue at Allen-Lewis Manufacturing, which comprises the wholesale distribution segment decreased 8.0% to $8.4 million in 1996, when compared to 1995. The decline in revenue is primarily the result of an overall decline in demand for merchandise due to weak market conditions, a condition the company has experienced for the past two years, and increased competition in the markets served by the wholesale distribution segment.

     For 1996, the Company recorded consolidated gross profit of $6.2 million (30.9% of sales), as compared to $6.3 million (32.5% of sales) for 1995. The decline in gross profit is primarily the result of an increase in gross profit at the MEYER Group, more than offset by a decline in gross profit at Allen-Lewis Manufacturing, as follows:

     - At the MEYER Group, gross profit increased $355,000 primarily resulting from the increase in revenue, discussed above, the effect of which was offset by a 1.0 percentage point decline in gross profit margins.

     - At Allen-Lewis Manufacturing, gross profit declined $354,000 primarily as a result of the decline in revenue, discussed above, and a 1.3 percentage point decline in gross profit margins for 1996, when compared to 1995. This decline is primarily the result of a change in the product mix with more sales qualifying for quantity discounts and with increased of sales of slow moving and discontinued items at discounted prices.

     The Company reported an operating loss of $1,150,000 for 1996, as compared to an operating loss of $316,000 for 1995. The increased operating loss is the result of the decline in gross profit, discussed above, and a $752,000 (11.4%) increase in selling, general and administrative expenses in 1996, when compared to 1995, a year in which the Company realized a $981,000 reduction in selling, general and administrative expenses, when compared to the previous year (see discussion below). The increase in selling, general and administrative expenses in 1996 primarily resulted from a $309,000 increase in selling and marketing expenses at the MEYER Group, which principally resulted from an increase in commissions, trade show and advertising expenses incurred as part of a program to increase sales, and a $117,000 increase in selling and marketing expenses at Allen-Lewis Manufacturing, primarily resulting from an increase in catalog, travel and trade show expenses.

     Other expense, net of other income, increased $527,000 to a net expense of $303,000 for the year ended December 31, 1996, as compared to other income, net of other expense, of $224,000 in 1995. The primary reason for the variance is a $397,000 decrease in the gains on sale of fixed assets and assets held for sale in 1996, when compared to 1995.

  1995 vs. 1994

     For the year ended December 31, 1995, the Company reported consolidated revenue of $19.3 million, which was 16.5% below consolidated revenue of $23.1 million in 1994. The decline is attributable to lower sales at both the manufacturing and wholesale distribution segments of the Company. Revenue at the MEYER Group was $10.0 million in 1995, which is 18.7% below 1994 revenue of $12.3 million. The decline is primarily attributable to $2.0 million lower sales of equipment in the markets served by Meyer Machine. Sales in the markets served by Meyer Vi-Tech were approximately the same in 1995 as in 1994. The lower equipment sales in 1995 are primarily due to the $1.1 million lower backlog at December 31, 1994 when compared to the backlog at December 31, 1993. The lower backlog, and consequently the lower equipment sales, were a result of the increased competition and continuing weakness in the markets severed by the manufacturing segment, a condition that began in the second quarter of 1994. Revenue at Allen-Lewis was $9.2 million in 1995, which is 14.0% below 1994 revenue of $10.6 million. The decline in revenue is primarily attributable to continuing weakness and increased competitiveness of the markets it serves. Allen-Lewis sales in 1995 were also negatively impacted by delays in receipt of merchandise that had been ordered from foreign suppliers in anticipation of filling customers' orders, however, the company is not capable of separately quantifying the impact of the delays on revenue.

     The Company realized consolidated gross profit of $6.3 million (32.5% of sales) in 1995, which represents a 16.1% decline from the $7.5 million (32.3% of sales) recorded in 1994. The decline in gross profit is primarily attributable to the decline in revenue discussed above.

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

OUTLOOK

     During 1997, the Company will be pursuing two strategies simultaneously. Internally, the Company will continue its aggressive efforts to increase revenue and profitability at both of the Company's business segments, as more fully discussed below. In addition, pursuant to a decision made by the Company's Board of Directors in February 1997, management and the Board will be working with the Company's investment banking firm, for the purpose of evaluating all strategic alternatives for enhancing shareholder value, including having the firm assist with such alternatives as a material acquisition of or merger with another company, the sale of all or part of the Company, or a leveraged buyout by management and/or new investors. This decision, which was an expansion of the scope of the investment banking firm's engagement which began in June 1996, was made by the Board because of developments in the Company's business segments and in the market for the Company's stock during 1996 and because it believes the stock market has not been properly valuing the Company's stock. Our concern about undervaluation is demonstrated by the closing quoted price of the Company's stock on the New York Stock Exchange on December 31, 1996, of $1.625 in comparison to the underlying values of the Company. On the same day, the Company had working capital of $7.9 million ($2.85 per share), of which, $2.7 million ($0.99 per share) was in cash; and the Company's book value was $4.17 per share. While we believe the strategies we are pursuing offer the best opportunity for success, there can be no assurances that they will result in improved results or a transaction on terms that are favorable to the Company and its shareholders. The internal strategies to be pursued are as follows:

     MEYER Group. The MEYER Group has significantly more manufacturing capacity available to handle an increase in revenue above the level recorded in 1996, therefore, efforts have been focused on increasing revenue because we believe profits will increase as volume increases. During 1996, the MEYER Group realized a 15.6% increase in revenue as a result of improvements in the markets served by the MEYER Group and the steps it has taken over the last several years in order to increase sales. Some of the steps that have been, and will be taken, with a view of further increasing revenue include:

     - Penetrating new geographic markets. The MEYER Group has increased its selling and marketing presence in markets outside the United States by adding manufacturers' representatives to its sales organization in many countries in Latin and South America, parts of Asia and parts of Eastern Europe. It has also added a direct sales office in France and is currently considering representation in India.

     - Penetrating new industry markets. The MEYER Group is adding new products to its offering and adding new sales representatives in order to penetrate the chemical, pharmaceutical and other nonfood markets where the MEYER Group's products have applications, but where the company has historically not focused marketing efforts. In January 1997, the MEYER Group announced it had entered into an exclusive arrangement for the marketing and manufacture of the patented Multi-Router, a device used to switch flow paths for multiple pneumatic conveying systems, used primarily in the handling of plastic pellets. It is anticipated this new product will give the MEYER Group a unique product to complement its existing product line in the chemical and plastics industries.

     - Changing the structure of the sales department. In an effort to better penetrate the markets where the MEYER Group's products have applications, such as additional segments of the food industry and the chemical, pharmaceutical and other nonfood markets, Meyer Machine has recently reorganized the structure of its sales department with a view of achieving a better focus on, and improve response to, these markets.

     It is believed that the increase in revenue in 1996 and the 12.3% increase in the MEYER Group's backlog at December 31, 1996, as compared to the same time in 1995, resulted in part from the initiation of the steps mentioned above and from improvement in market conditions. However, it is believed that the primary market served by the MEYER Group, the dry food manufacturing industry, is not as strong as it was in the early 1990's and competition continues to be active. Therefore, no assurance can be given that the MEYER Group will be able to record an increase in revenue again in 1997.

     During the last two years, gross profit margins at the MEYER Group have been below historical levels. In 1996, the lower gross profit margins primarily resulted from (a) a significant shift in the MEYER Group's business towards more customized orders, which are more difficult to estimate and bid, (b) the cost of a learning curve on the first time manufacture of certain products and (c) increased competition. Since most of the equipment manufactured by the MEYER Group contains some customization and the MEYER Group sometimes discounts prices for its equipment below that which would yield target profit margins (for competitive reasons), it is difficult to predict what gross profit margins will be in the future. While we can give no assurances, we are cautiously optimistic that gross profit margins will improve because (a) we have taken steps to further improve controls in the internal bidding process and to control costs, and (b) the benefits of the learning experience on products manufactured for the first time in 1996 should be reflected in future results.

     The increase in selling and marketing expenses incurred by the MEYER Group in 1996, as a result of our program to increase sales, is expected to benefit the company in the future; however, there can be no assurance that the benefits will be realized. It is anticipated that nonvariable selling, general and administrative expenses will increase at a slower rate than in 1996. However, the company will incur research, development and marketing expenses in 1997 related to the Multi-Router. It is difficult to determine at this time whether these additional expenses will benefit 1997 with additional revenue from the new product line, or whether the main benefit will come in future periods.

     Allen-Lewis Manufacturing Company. We believe that the 8% decline in revenue at Allen-Lewis in 1996 was the result of continued soft market conditions and increased competition, a condition that began to develop in the markets it serves several years ago. Allen-Lewis has not yet received the benefits of its program to increase sales. Some of the steps that have been taken include:

     - Improving market coverage in the U.S. Allen-Lewis began taking steps several years back to improve its market coverage. As a result, we believe that it is the only company with a complete line of souvenirs for the continental 48 states and Alaska. It also opened a sales office and warehouse to serve Florida. Getting to this point has been costly in terms of expense and investment in inventory. However, we believe that this approach provides a unique opportunity for Allen-Lewis to serve the needs of its customers, especially those which have a nationwide presence and prefer a one-stop shop to supply all their souvenir needs.

     - Improving marketing materials. During 1996, Allen-Lewis invested heavily in revamping its sales catalogue to improve its appearance and make it more user friendly. While the majority of these costs were expensed in 1996, we expect that the benefits of the expenditures will be seen in 1997 and beyond.

     Many of Allen-Lewis's customers have approached the upcoming tourist season cautiously and pre-bookings were down 36% at December 31, 1996, when compared to December 31, 1995. While the lower bookings will likely lead to lower sales at Allen-Lewis in the first quarter, it does not necessarily mean that sales will be lower in 1997 when compared to 1996. Allen-Lewis carries a complete inventory of souvenirs and gifts and if market conditions improve in 1997, Allen-Lewis will be positioned to benefit by filling customers' "at once" orders. It is too early to determine, at this time, if this might be the case in 1997. In addition, Allen-Lewis is taking steps to increase sales to customers that are open throughout the year and are not dependent strictly on the summer tourist season. Once again, it is too early to determine if these efforts will result in improved orders during 1997.

     Allen-Lewis experienced a decline in gross profit margins in 1996 due to a shift in product sales mix towards more sales qualifying for quantity discounts and more sales of slow moving and discontinued items at discounted prices. While 1996 was impacted negatively by this move, we anticipate future periods will benefit.

     Allen-Lewis made a strategic decision to increase selling and marketing related expenses in 1996. We believe the increased efforts will benefit future periods. In addition, due to steps that have been taken, we believe selling, general and administrative expenses at Allen-Lewis will be lower in 1997 when compared to 1996.

     During 1996, the Company took steps to reduce corporate overhead expenses by approximately $200,000. While it is anticipated the positive impact of these expense reductions will be realized in 1997, they will be offset by an increase in legal and other expenses, in an amount which is yet undetermined, associated with an anticipated election contest concerning the election of two directors to the Company's Board of Directors at the 1997 Annual Shareholders Meeting. In addition, fees paid to the Company's financial advisors will be higher in 1997 than in 1996 as a result of the expansion of their engagement in February 1997, as mentioned above.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1996, the Company had working capital of $7.9 million and a current ratio of 2.9 to 1, as compared to working capital of $9.5 million and a current ratio of 3.6 to 1 at December 31, 1995. The decrease in the level of working capital and decline in the current ratio at December 31, 1996, compared to December 31, 1995, is primarily due to a conversion of approximately $700,000 of long-term debt at Allen-Lewis to notes payable as part of the refinancing of Allen-Lewis's line of credit in 1996, and a reduction in the level of receivables and inventory by approximately $1.5 million. The decline in receivables and inventory, despite an increase in sales in 1996 of approximately four percent, resulted primarily from a combination of (a) a targeted effort to reduce balances in these accounts in order to improve cash flow by increasing inventory turns and reducing days sales outstanding, and (b) the timing of how jobs were shipped at the manufacturing segment. Primarily as a result of these factors, cash balances increased by approximately $500,000 at December 31, 1996, when compared to December 31, 1995. During 1996, the cash flow from financing activities includes the payment of long-term debt through refinancings at: (a) Meyer Machine, in the amount of $280,000, which was refinanced with proceeds from new long-term debt, and (b) Allen-Lewis, where approximately $1,150,000 of term debt, including approximately $700,000 classified as long-term debt at December 31, 1995 (referred to above), was refinanced with borrowings from a new line of credit. In addition, Meyer Vi-Tech made payments of approximately $58,000 on long-term debt during 1996, from cash flow from operations. Long-term debt, as a percentage of shareholders' equity, was 15.2% at December 31, 1996, versus 19.0% at December 31, 1995. The improvement is primarily due to the above mentioned conversion of long-term debt to notes payable which offset the reduction in shareholders' equity resulting from the reported loss for the year.

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

     Meyer Machine maintains a $1,200,000 working capital line of credit with a bank, of which approximately $859,000 was available under the borrowing base formula for the line, after a reduction of $162,000 to support a letter of credit issued by the bank as partial collateral for the real estate lien note payable to a bank by Meyer Vi-Tech. Meyer Machine continues to provide Meyer Europe a working capital line of credit which is used to provide financial support for Meyer Vi-Tech. The cash used to fund this line of credit has come from general corporate funds of Meyer Machine generated through internal cash flow. No cash advances were made under the line of credit in 1996, however, Meyer Machine did sell parts to Meyer Vi-Tech under the line of credit. Management believes cash flows from operations along with the working capital line of credit will provide sufficient working capital to meet Meyer Machine's and Meyer Vi-Tech's needs in 1997. Meyer Machine has a commitment from its bank to provide a line of credit for up to $500,000, if needed, for equipment purchases. This commitment expires in June 1998.

     Allen-Lewis maintains a line of credit with a financial institution that provides maximum borrowing capabilities of $4.0 million, subject to a borrowing base calculation, for working capital purposes and support for letters of credit. At December 31, 1996, Allen-Lewis had approximately $276,000 available under this line of credit. As this is a revolving line of credit, the availability fluctuates on a daily basis. Management believes cash flows from operations along with the line of credit will provide sufficient working capital to meet Allen-Lewis's needs in 1997.

     TCC Industries, Inc. (parent company) has an $85,000 line of credit and a $500,000 line of credit, both of which are used to supplement the short-term cash needs of the parent company. Neither of these lines of credit had balances outstanding at December 31, 1996.

     Each of the subsidiaries' bank lines of credit agreements contain provisions that limit or restrict the transfer of funds to the parent company in the form of cash dividends, loans or advances, based on each such subsidiaries' income and other formulas contained in the respective loan agreements. Management does not believe the restrictions will have a significant effect on the parent company's ability to meet ordinary cash obligations in 1997. However, these restrictions could negatively impact the Company's ability to pay cash dividends in the future, if the respective banks do not waive such restrictions. Management anticipates that each subsidiary will be able to finance the current installments on its debt agreements through their own cash flow from operations during 1997.

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

     During 1996, the Company incurred approximately $254,000 in capital expenditures, as compared to $194,000 in 1995 and $1,115,000 in 1994 that were financed through cash flow from operations. In addition, the Company incurred capital expenditures that were financed with capital leases amounting to $13,000, $1,000 and $22,000 in the years ended December 31, 1996, 1995 and 1994, respectively. The Company expects 1997 capital expenditures to approximate $365,000, with such expenditures to be financed from cash flow from operations, borrowings and financing leases.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial Statements and supplementary data are as listed in the attached Index To Consolidated Financial Statements and Financial Statement Schedules appearing on page F-1 in this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     Information with regard to Directors and executive officers and their business experience is set forth under "ELECTION OF DIRECTORS" in the Registrant's Definitive Proxy Statement for the 1997 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     Information with regard to executive compensation and pension or similar plans is set forth under "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" and "COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS" in the Registrant's Definitive Proxy Statement for the 1997 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with regard to security ownership of certain beneficial owners and management is set forth under "PRINCIPAL SHAREHOLDERS" and "ELECTION OF DIRECTORS" in the Registrant's Definitive Proxy Statement for the 1997 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with regard to certain relationships and related transactions is set forth under "COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS" in the Registrant's Definitive Proxy Statement for the 1997 Annual Meeting of Shareholders, and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) (1) and (2) Financial Statements and Financial Statement Schedules.

        See Index to Consolidated Financial Statements and Financial Statement Schedules appearing on Page F-1 in this Annual Report on Form 10-K.

        (3) Exhibits

        (Asterisk (*) indicates exhibits previously filed with the Securities and Exchange Commission which are incorporated herein by reference to this Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

        (3) Articles of Incorporation and By-laws:

           (i) Articles of Incorporation:

               *3.11     Amendment to the Company's Articles of Incorporation dated
                         May 9, 1988.
               *3.17     Articles of Amendment dated June 1, 1994.
               (ii) By-laws
               *3.1      Second Amended and Restated Bylaws of the Company.
               *3.12     Amendment to Bylaws of the Company.
               *3.13     Amendment to Bylaws of the Company, dated April 23, 1991.
               *3.14     Amendment to Bylaws of the Company, dated January 9, 1992.
               *3.15     Amendment to Bylaws of the Company, dated March 16, 1993.
               *3.16     Third Amended and Restated Bylaws of the Company, dated
                         March 14, 1994.
               *3.18     Amendment No. 1 to Third Amended and Restated By-Laws of the
                         Company.
               *3.19     1995 Amendment No. 1 to the Third Amended and Restated
                         By-Laws of TCC Industries, Inc.
                3.20     1997 Amendment No. 1 to the Third Amended and Restricted
                         Bylaws of TCC Industries, Inc.

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

          (10) Material Contracts:
             *10.2       1985 Non-Employee Directors Stock Option Plan.
             *10.2.1     First Amendment to 1985 Non-Employee Directors Stock Option
                         Plan adopted May 9, 1988.
             *10.2.2     TCC Industries, Inc. 1995 Non-Employee Directors Stock
                         Option Plan (Which Amends and Restates the 1985 Non-Employee
                         Directors Stock Option Plan)
             *10.3       1985 Incentive Stock Option Plan as amended.

             *10.3.1     Second Amendment to the 1985 Incentive Stock Option Plan of
                         the Company.
             *10.5       Agreement of Purchase and Sale of Stock by and between
                         Delwin W. Morton, Morton Realty Associates, Inc. and TeleCom
                         Industrial Group, Inc., dated September 30, 1986.
             *10.6       Agreement of Purchase and Sale of Stock by and between David
                         B. McCall, III and J. Bryan McCall and TeleCom Industrial
                         Group, Inc., dated September 30, 1986.
             *10.7       Agreement of Purchase and Sale of Warrants by and between
                         A.L. Investors, Inc., MVenture Corp and TeleCom Industrial
                         Group, Inc., dated September 30, 1986.
             *10.9       Stock Purchase Agreement for the sale of Meyer Conveyair,
                         Inc., dated October 11, 1991, by and among Jetstream
                         Systems, Inc., Barry-Wehmiller Company, Meyer Machine
                         Company and the Company.
             *10.10      Employment Agreement by and among the Company and Lawrence
                         W. Schumann, dated March 24, 1993.
             *10.10.1    Amendment to Employment Agreement by and among the Company and Lawrence W. Schumann.
             *10.11      Employment Agreement by and among the Company and Larry T.
                         Marek, dated March 24, 1993.
             *10.11.1    Amendment to Employment Agreement by and among the Company and Larry T. Marek.
             *10.12      Non-transferable Stock Option for the Purchase of Common
                         Stock of the Company granted to W. Grogan Lord on February 27,
                         1991.
             *10.13      Stock Purchase Agreement dated May 25, 1993 among TeleCom
                         Industrial Group, Inc., Registrant, Watsco, Inc., and CSI
                         Acquisition Corp.
             *10.14      Consulting and Noncompetition Agreement between Lawrence W.
                         Schumann and the Company dated May 10, 1994.
             *10.15      Consulting and Noncompetition Agreement between W. Grogan
                         Lord and the Company dated May 10, 1994.
             *10.16      Consulting and Noncompetition Agreement between William E.
                         Callahan and the Company dated May 10, 1994.
             *10.17      Consulting and Noncompetition Agreement between Frank W.
                         Denius and the Company dated May 10, 1994.
             *10.18      Consulting and Noncompetition Agreement between Ed R. L.
                         Wroe, Jr. and the Company dated May 10, 1994.
             *10.19      Consulting Agreement between J. Patrick Kaine and the
                         Company dated August 2, 1994.
             *10.20      Consulting and Noncompetition Agreement between J. Patrick
                         Kaine and the Company dated August 2, 1995.
             *10.21      TCC Industries, Inc. Annual Incentive Plan Text and
                         Operating Rules As Amended January 9, 1992, January 12,
                         1995, and January 11, 1996.
             *10.21.1    1996 Supplement to TCC Industries, Inc. Annual Incentive
                         Plan Basic Plan Text and Operating Rules.

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

     (b) Reports on Form 8-Ks.

     The following is the date and description of the events reported on Form 8-K covering events in the fourth quarter of 1996.

     DATE FILED                DATE OF EARLIEST EVENT
      WITH SEC                  REPORTED ON FORM 8-K                DESCRIPTION
     ----------                ----------------------               -----------
        None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TCC INDUSTRIES, INC.

                                          By     /s/ LAWRENCE W. SCHUMANN
                                            ------------------------------------
                                                   (Lawrence W. Schumann)
                                            Chairman of the Board of Directors,
                                                          President
                                                and Chief Executive Officer

March 27, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

              /s/ LAWRENCE W. SCHUMANN                     Chairman of the Board of     March 27, 1997
-----------------------------------------------------   Directors, President and Chief
               (Lawrence W. Schumann)                    Executive Officer, Principal
                                                           Financial and Accounting
                                                                   Officer

                 /s/ W. GROGAN LORD                         Senior Chairman of the      March 27, 1997
-----------------------------------------------------         Board of Directors
                  (W. Grogan Lord)

               /s/ WILLIAM E. CALLAHAN                             Director             March 27, 1997
-----------------------------------------------------
                (William E. Callahan)

                 /s/ FRANK W. DENIUS                        Director and Secretary      March 27, 1997
-----------------------------------------------------
                  (Frank W. Denius)

                /s/ J. PATRICK KAINE                               Director             March 27, 1997
-----------------------------------------------------
                 (J. Patrick Kaine)

                /s/ ED R.L. WROE, JR.                       Director and Assistant      March 27, 1997
-----------------------------------------------------             Secretary
                 (Ed R.L. Wroe, Jr.)

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................  F-3
Financial Statements:
  Consolidated Balance Sheet as of December 31, 1996 and
     1995...................................................  F-4
  Consolidated Statement of Operations for the years ended
     December 31, 1996, 1995 and
     1994...................................................  F-6
  Consolidated Statement of Shareholders' Equity for the
     years ended December 31, 1996,
     1995 and 1994..........................................  F-7
  Consolidated Statement of Cash Flows for the years ended
     December 31, 1996, 1995 and
     1994...................................................  F-8
  Notes to Consolidated Financial Statements................  F-9
Financial Statement Schedules:
  I  -- Condensed Financial Information of Registrant
     (Parent Company).......................................  F-22
  II -- Valuation and Qualifying Accounts...................  F-27

     All other financial statements and schedules not listed have been omitted since the required information is either included in the Consolidated Financial Statements and the Notes thereto as included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 or is not applicable or required.

                      (This page intentionally left blank)

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS,
  TCC INDUSTRIES, INC.

     We have audited the consolidated financial statements and the financial statement schedules of TCC Industries, Inc. and Subsidiaries listed in the index on page F-1 of this Form 10-K. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TCC Industries, Inc. and Subsidiaries as of December 31, 1996 and 1995 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

                                            COOPERS & LYBRAND L.L.P.

Austin, Texas
February 26, 1997

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                               AS OF DECEMBER 31,
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                               1996       1995
                                                              -------    -------
Current assets:
  Cash and cash equivalents.................................  $ 2,723    $ 2,224
  Receivables:
     Trade receivables, net of allowance of $104 and $118,
      respectively..........................................    2,518      3,136
     Other, including interest..............................       48         66
                                                              -------    -------
                                                                2,566      3,202
                                                              -------    -------
  Inventories:
     Raw materials..........................................      877        892
     Work in process........................................       90        347
     Finished goods.........................................    5,664      6,252
                                                              -------    -------
                                                                6,631      7,491
                                                              -------    -------
  Other.....................................................      185        270
                                                              -------    -------
          Total current assets..............................   12,105     13,187
                                                              -------    -------
Property, plant and equipment:
  Land......................................................    1,133      1,107
  Buildings and improvements................................    3,755      3,720
  Machinery and equipment...................................    4,991      4,908
                                                              -------    -------
                                                                9,879      9,735
     Less accumulated depreciation..........................   (5,652)    (5,283)
                                                              -------    -------
                                                                4,227      4,452
                                                              -------    -------
Intangible assets:
  Goodwill..................................................    1,181      1,158
  Patents and trademarks....................................       57         74
                                                              -------    -------
                                                                1,238      1,232
     Less accumulated amortization..........................     (443)      (400)
                                                              -------    -------
                                                                  795        832
                                                              -------    -------
Other assets................................................      602        835
                                                              -------    -------
          Total assets......................................  $17,729    $19,306
                                                              =======    =======

   The accompanying notes are an integral part of the consolidated financial statements.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES

                               AS OF DECEMBER 31,
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                  1996            1995
                                                              -------------   -------------
Current liabilities:
  Notes payable.............................................  $       2,033   $         882
  Current maturities of long-term debt......................            225             664
  Accounts payable..........................................            565             839
  Accrued expenses..........................................            971             828
  Customer deposits.........................................            432             430
                                                              -------------   -------------
          Total current liabilities.........................          4,226           3,643
Long-term debt, less current maturities.....................          1,755           2,459
Deferred liabilities........................................            224             254
                                                              -------------   -------------
          Total liabilities.................................          6,205           6,356
                                                              -------------   -------------

Commitments and contingencies

Shareholders' equity:
  Preferred stock, authorized 2,000,000 shares, no par
     value, no shares issued................................             --              --
  Common stock, authorized 10,000,000 shares, par value $1
     per share, 2,841,601 and 2,840,601 shares issued,
     respectively...........................................          2,842           2,841
  Additional paid-in capital................................          8,746           8,748
  Cumulative foreign currency translation adjustment........             54             (53)
  Retained earnings.........................................            144           1,680
                                                              -------------   -------------
                                                                     11,786          13,216
  Less treasury stock, 80,486 and 81,486 shares,
     respectively, at cost..................................           (262)           (266)
                                                              -------------   -------------
     Total shareholders' equity.............................         11,524          12,950
                                                              -------------   -------------

          Total liabilities and shareholders' equity........  $      17,729   $      19,306
                                                              =============   =============

   The accompanying notes are an integral part of the consolidated financial statements.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                1996        1995        1994
                                                              --------    --------    --------
Revenue.....................................................  $20,002     $19,266     $23,061
Cost of goods sold..........................................   13,831      13,013      15,610
                                                               ------      ------      ------
     Gross profit...........................................    6,171       6,253       7,451
Selling, general and administrative expenses................    7,321       6,569       7,550
                                                               ------      ------      ------
     Operating loss.........................................   (1,150)       (316)        (99)
                                                               ------      ------      ------
Other income (expense):
  Interest income...........................................      109         113         105
  Interest expense..........................................     (518)       (502)       (411)
  Other, net................................................      106         613         345
                                                               ------      ------      ------
                                                                 (303)        224          39
                                                               ------      ------      ------
Loss before provision (benefit) for income taxes............   (1,453)        (92)        (60)
Provision (benefit) for income taxes........................       83          (2)         17
                                                               ------      ------      ------
     Net loss...............................................  $(1,536)     $  (90)     $  (77)
                                                               ======      ======      ======
Weighted average number of common and common equivalent
  shares outstanding........................................    2,760       2,760       2,807
                                                               ======      ======      ======
Loss per share..............................................   $ (.56)     $ (.03)     $ (.03)
                                                               ======      ======      ======

   The accompanying notes are an integral part of the consolidated financial statements.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                        FOR THE YEARS ENDED DECEMBER 31,
                                 (IN THOUSANDS)

                                                                           CUMULATIVE
                                                                             FOREIGN
                                                  PAR VALUE   ADDITIONAL    CURRENCY
                                       NUMBER     OF COMMON    PAID-IN     TRANSLATION    RETAINED    TREASURY
                                      OF SHARES    SHARES      CAPITAL     ADJUSTMENT     EARNINGS     STOCK
                                      ---------   ---------   ----------   -----------   ----------   --------
Balances, January 1, 1994...........    2,840      $2,840       $8,799         $(53)       $1,847     $   (80)
  Net loss..........................                                                          (77)
  Alternative minimum tax...........                               (50)
  Purchase of common stock
     for treasury...................                                                                     (163)
  Exercise of stock options.........        1           1           (1)                                     2
  Foreign currency translation
     adjustment.....................                                             31
                                        -----      ------       ------         ----        ------     -------
Balances, December 31, 1994.........    2,841       2,841        8,748          (22)        1,770        (241)
  Net loss..........................                                                          (90)
  Purchase of common stock
     for treasury...................                                                                      (25)
  Foreign currency translation
     adjustment.....................                                            (31)
                                        -----      ------       ------         ----        ------     -------
Balances, December 31, 1995.........    2,841       2,841        8,748          (53)        1,680        (266)
  Net loss..........................                                                       (1,536)
  Exercise of stock options.........        1           1           (2)                                     4
  Foreign currency translation
     adjustment.....................                                            107
                                        -----      ------       ------         ----        ------     -------
Balances, December 31, 1996.........    2,842      $2,842       $8,746         $ 54        $  144     $  (262)
                                        =====      ======       ======         ====        ======     =======

   The accompanying notes are an integral part of the consolidated financial statements.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,
                                 (IN THOUSANDS)

                                                               1996     1995     1994
                                                              ------   ------   ------
Cash flows from operating activities:
  Net loss.................................................. $(1,536)  $  (90)  $  (77)
  Adjustments to reconcile net loss to net cash provided
     (used) by operating activities:
     Depreciation...........................................     526      546      554
     Amortization...........................................      54       54       58
     Provision in-lieu of taxes.............................      --       --      (50)
     Deferred compensation..................................     (11)      (9)      56
     Provision for losses on receivables....................      40       26       18
     Gain on sale of assets, net............................     (42)    (451)    (250)
     Other..................................................      72      (74)       8
     Change in current assets and liabilities:
       Receivables..........................................     586      202      724
       Inventories..........................................     860       (8)    (513)
       Other current assets.................................      85     (134)      79
       Accounts payable.....................................    (274)     239     (402)
       Accrued expenses.....................................     143     (358)    (368)
       Customer deposits....................................       2      371     (485)
                                                              ------   ------   ------
Net cash provided (used) by operating activities............     505      314     (648)
                                                              ------   ------   ------
Cash flows from investing activities:
  Additions to property, plant and equipment................    (254)    (194)  (1,115)
  Proceeds from sale of assets..............................     253      570      655
  Other, net................................................       3       37     (111)
                                                              ------   ------   ------
Net cash provided (used) by investing activities............       2      413     (571)
                                                              ------   ------   ------
Cash flows from financing activities:
  Net borrowings (repayments) of notes payable..............   1,151   (1,318)     743
  Proceeds from long-term debt..............................     293    1,200      850
  Long-term debt paid.......................................  (1,484)    (487)    (196)
  Purchase of common stock for treasury.....................      --      (25)    (163)
  Proceeds from exercise of stock options...................       2       --        2
                                                              ------   ------   ------
Net cash provided (used) by financing activities............     (38)    (630)   1,236
                                                              ------   ------   ------
Effect of foreign exchange rate changes on cash.............      30        3       (4)
Net increase in cash and cash equivalents...................     499      100       13
Cash and cash equivalents at beginning of year..............   2,224    2,124    2,111
                                                              ------   ------   ------
Cash and cash equivalents at end of year....................  $2,723   $2,224   $2,124
                                                              ======   ======   ======

   The accompanying notes are an integral part of the consolidated financial statements.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Principles of Consolidation

     The consolidated financial statements include the accounts of TCC Industries, Inc. and Subsidiaries (the "Company"), the business of which is more fully described in Note 11. The operating subsidiaries include A.L. Investors, Inc., doing business as Allen-Lewis Manufacturing Company ("Allen-Lewis") and Meyer Machine Company ("Meyer Machine"), which indirectly owns 92% of the common stock of Meyer Vi-Tech Limited ("Meyer Vi-Tech"). Certain prior year amounts have been reclassified for consistency in presentation. Earnings and losses of all wholly owned and majority owned subsidiaries since their respective date of acquisition have been included in the results of operations. All significant intercompany accounts and transactions have been eliminated in consolidation.

  Inventories

     Inventories are valued at the lower of last-in, first-out (LIFO) cost or market at Meyer Machine (17.8% and 17.0% of total inventories at December 31, 1996 and 1995, respectively) and at the lower of first-in, first-out (FIFO) cost or market for all of the other subsidiaries. The excess current cost over LIFO value of Meyer Machine's inventory was approximately $656,000 and $761,000 at December 31, 1996 and 1995, respectively.

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

  Research and Development

     The Company incurred and expensed approximately $39,000, $10,000 and $65,000 of research and development costs for the years ended December 31, 1996, 1995 and 1994, respectively.

  Goodwill, Patents and Trademarks

     Intangible assets consist primarily of goodwill, patents and trademarks obtained in the Company's acquisitions. These assets are amortized over their estimated useful lives ranging from 17 to 25 years.

     The Company periodically evaluates the propriety of the carrying amount of goodwill and other intangible assets for each business giving rise to the intangible asset, as well as the amortization period for each intangible. If an indicator of impairment is present, the Company compares the projected undiscounted operating income for the related business with the unamortized balance of the related intangible asset. If an imminent loss exists, management estimates the fair value of the intangible asset based on future operating income for the next ten years, discounted at the Company's primary borrowing rate. The excess of the unamortized balance of the intangible asset over the fair value, as determined, is charged to impairment loss. At this time, the Company believes that no impairment of the goodwill and other intangibles has occurred and that no reduction of the carrying amounts or estimated useful lives is warranted.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED:
  Income Taxes

     The Company and its wholly owned domestic subsidiaries join in filing a consolidated federal income tax return. Separate state and foreign income tax returns are filed by subsidiaries where required. The Company adopted Statement of Financial Accounting Standards ("SFAS") 109, "Accounting for Income Taxes," effective January 1, 1993.

  Statement of Cash Flows

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

     The Company paid interest of approximately $501,000, $515,000 and $382,000 for the years ended December 31, 1996, 1995 and 1994, respectively. The Company paid state income taxes of $31,000, $5,000 and $41,000 in the years ended December 31, 1996, 1995 and 1994, respectively. An alternative minimum tax of $86,000 was paid in the year ended December 31, 1994. During the year ended December 31, 1995, the Company received a refund of $8,000 for an overpayment in 1994 of alternative minimum taxes.

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

  Earnings (Loss) Per Share

     Earnings per share is calculated using the weighted average number of common and common equivalent shares outstanding. In 1996, 1995 and 1994, the Company's common stock equivalents were anti-dilutive and, therefore, were not included in the computation of loss per share.

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

  Future Changes in Accounting Principles

     In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS 128, "Earnings Per Share" and SFAS 129, "Disclosure of Information About Capital Structure." SFAS 128 contains new computational guidelines and disclosure requirements for reporting earnings per share. SFAS 129 requires that disclosure about an entity's capital structure include a brief discussion of rights and privileges for securities outstanding, including dividend an liquidation preferences, participation rights, call prices and dates, conversion or exercise prices or rates and pertinent dates, sinking-fund requirements, unusual voting rights, and significant terms of contracts to issue additional shares. Both of the new standards become effective for financial statements issued for periods ending after December 15, 1997. Management believes that the

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED:
Company currently substantially complies with the requirements of these new standards and that the implementation of the standards will not have a material impact on the Company's financial results.

  Fair Value of Financial Instruments

     The Company's financial instruments as defined by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," include cash and cash equivalents, trade receivables, other receivables, accounts payable, accrued expenses, customer deposits and debt. All financial instruments are accounted for on a historical cost basis which approximates fair value at December 31, 1996 and 1995.

(2) RESTRICTIONS ON NET ASSETS:

     Certain of the Company's subsidiaries have bank loan agreements which contain provisions that can limit or restrict the transfer of funds to the parent company in the form of cash dividends, loans or advances. Such restrictions are based on each subsidiaries' income and other formulas contained in the respective loan agreements. Substantially all of the Company's net assets are restricted by the loan agreements, except as to the aforementioned transfers of funds allowed under the loan agreements.

(3) NOTES PAYABLE:

     Meyer Machine maintains a $1,200,000 working capital line of credit with a bank. Under its borrowing base calculation, Meyer Machine had borrowing capabilities of $1,021,000 and approximately $859,000 was available under the line at December 31, 1996, after a reduction of $162,000 to support a letter of credit issued by the bank as partial collateral for the real estate lien note payable to a European bank by Meyer Vi-Tech (see Note 4). This line of credit is collateralized by inventory and accounts receivable of Meyer Machine. The line is generally available to provide support for working capital needs and carries interest at prime when drawn upon. In addition, Meyer Machine is required to, among other things, maintain a designated debt to equity ratio and a minimum net worth.

     Allen-Lewis maintains a line of credit with a financial institution that provides maximum borrowing capabilities of $4,000,000, subject to a borrowing base calculation, for working capital purposes and support for letters of credit (maximum limit $150,000). The daily cash receipts of Allen-Lewis are used to reduce the outstanding borrowings under the line. At December 31, 1996, $2,033,000 of this line was outstanding. Under the borrowing base calculation, Allen-Lewis had approximately $276,000 available under this line of credit at December 31, 1996. The line of credit is collateralized by all of the assets of Allen-Lewis. The interest rate for the line of credit is adjusted quarterly and can range from prime plus one percentage point to prime plus three and one-half percentage points, depending on an interest coverage ratio. At December 31, 1996, the line of credit had an interest rate of prime plus two and one-half percentage points. The line of credit contains provisions that require, among other things, the maintenance of a designated current ratio, debt to equity ratio and tangible net worth.

     TCC Industries, Inc. (parent company) has an $85,000 line of credit bearing interest at prime plus 1% collateralized by vacant land held for sale and a $500,000 line of credit bearing interest at prime plus 1% collateralized by the common stock of Meyer Machine. At December 31, 1996, the entire balance was available for each line of credit. These lines of credit are used to supplement the short-term cash needs of the parent company. There were no amounts drawn on the lines of credit during 1996.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES

(3) NOTES PAYABLE -- CONTINUED:
     The following is a summary of borrowings under the credit agreements (dollars in thousands):

                                                            1996      1995      1994
                                                           ------    ------    ------
Month-end maximum loan balance during the year...........  $2,740    $3,775    $3,494
Average loan balance during the year.....................  $1,962    $1,968    $2,309
Balance at year-end......................................  $2,033    $  882    $2,200
Weighted average interest rate during the year...........    10.0%      9.1%      7.2%
Weighted average interest rate at year-end...............    10.8%      9.0%      8.5%

     The average loan balance during the year was calculated by using a twelve month average of the month-end balances of short-term debt. The weighted average interest rate during the year was calculated by dividing the annual interest cost by the average loan balance during the year.

(4) LONG-TERM DEBT:

     Long-term debt consisted of the following at December 31 (dollars in thousands):

                 TYPE OF INDEBTEDNESS                     INTEREST RATE       1996      1995
                 --------------------                    ----------------    ------    ------
Note payable to a bank, due through December 2001,
  collateralized by all machinery and equipment of
  Meyer Machine........................................  Prime (a) + 0.5%    $  280        --
Real estate lien note payable to a bank, collateralized
  by deed of trust on land, improvements, buildings,
  equipment, accounts receivable and inventory of Meyer
  Machine..............................................  Prime (a) + 0.5%        --    $  176
Notes payable to a bank, collateralized by specific
  machinery and equipment of Meyer Machine.............  Prime (a) + 0.5%        --       103
Real estate lien note payable to a European bank due on
  demand (c), collateralized by deed of trust on land
  and buildings of Meyer Vi-Tech and a letter of
  credit...............................................   Base (b) + 2.0%       107       135
Real estate lien note payable to the European Coal and
  Steel Community, a governmental industry, due through
  June 2003, collateralized by deed of trust on land
  and buildings of Meyer Vi-Tech.......................             9.75%       343       310
Notes payable to the former owner of Allen-Lewis, due
  through June 2001, collateralized by land and
  buildings of Allen-Lewis.............................             10.0%     1,117     1,171
Notes payable to a bank, due through December 1999,
  collateralized by the computer system of
  Allen-Lewis..........................................             10.9%       105       147
Notes payable to a bank, collateralized by inventory,
  accounts receivable and the common and preferred
  stock of Allen-Lewis.................................  Prime (a) + 0.5%        --     1,024
Capital lease obligations..............................           Various        28        57
                                                                             ------    ------
                                                                              1,980     3,123
Less current maturities................................                         225       664
                                                                             ------    ------
                                                                             $1,755    $2,459
                                                                             ======    ======

---------------
(a) The prime interest rate at December 31, 1996 was 8.25%.

(b) The base interest rate at December 31, 1996 was 6%.

(c) The Company has received a letter from the bank waiving its right to call this note through March 1998.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES

(4) LONG-TERM DEBT -- CONTINUED:
     The notes payable to a bank by Meyer Machine and the notes payable to a bank by Allen-Lewis contain restrictive covenants requiring, among other things, the maintenance of a designated current ratio, debt to equity ratio and tangible net worth.

     The scheduled maturities of long-term debt are as follows (in thousands):

1997........................................................  $  225
1998........................................................     254
1999........................................................     224
2000........................................................     203
2001........................................................     210
Thereafter..................................................     864
                                                              ------
Total.......................................................  $1,980
                                                              ======

(5) COMMITMENTS, CONTINGENCIES AND CONCENTRATION OF CREDIT RISKS:

  Commitments

     The Company and its subsidiaries occupy several facilities under noncancellable operating leases expiring at various dates through 2004. One of the lease agreements contains provisions for termination of the agreement under certain circumstances and adjustments in the annual rental amount for variances in operating expenses of the building. Future minimum rentals under noncancelable operating leases are as follows (in thousands):

1997........................................................  $ 73
1998........................................................    63
1999........................................................    64
2000........................................................    65
2001........................................................    62
Thereafter..................................................   152
                                                              ----
Total.......................................................  $479
                                                              ====

     Total lease and rent expense for the years ended December 31, 1996, 1995 and 1994 were approximately $173,000, $162,000 and $142,000, respectively.

  Contingencies

     In March 1993, the Company entered into agreements with its two executive officers pursuant to which they are entitled to certain benefits if their employment is terminated following a change in control at the Company, bankruptcy or ceasing to do business or certain changes in the executive's circumstances (such as a material change in duties) or if their employment is terminated for any reason, except cause, as defined in the agreement. As of December 31, 1996, the aggregate amount that would be payable to the executive officers under the agreements was $428,000 (excluding benefits). Subsequent to year-end, the employment agreement with the parent company's chief executive officer was amended and each operating subsidiary of the Company entered into a similar agreement with its respective president providing for the payment of an amount equal to one month's salary for each full year of employment with the Company; bonuses accrued but unpaid during the twelve-month period preceding termination; and any other compensation owed by the Company as of the date of termination, including benefits, in the event such president's employment is terminated under certain circumstances.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES

(5) COMMITMENTS, CONTINGENCIES AND CONCENTRATION OF CREDIT RISKS -- CONTINUED:
     There are sundry claims pending against certain of the Company's subsidiaries all of which are incidental to the ordinary course of business and, in the opinion of management, should not result in any significant liability.

  Concentration of Credit Risks

     Generally, the Company does not require collateral on its trade accounts receivables. Each customer's financial condition and the aging of the accounts receivables has been considered in determining the allowance for doubtful accounts.

     The Company's cash and cash equivalents are maintained in demand deposit accounts with financial institutions located in the Company's area of operations in amounts that may exceed federally insured limits and in uninsured money market mutual funds that invest primarily in securities of the United States government. Management does not believe there is undue risk of loss inasmuch as, in management's opinion, the financial institutions in which cash is deposited are high credit quality institutions and the money market funds in which it invests primarily invest in obligations of the United States government. However, management estimates that approximately $1,771,000 and $1,291,000 of its cash and cash equivalent balances at December 31, 1996 and 1995, respectively, were not covered by federal insurance programs, and therefore, were subject to potential loss.

(6) EMPLOYEE BENEFIT PLANS

     Meyer Machine provides retirement benefits for its employees who are twenty-one years old and who have one year of service with the company by sponsoring a defined contribution profit-sharing plan. Contributions to the plan are discretionary and, when made, are based upon a fixed percentage of the aggregate compensation of all eligible employees. Expenses related to this plan were $121,000, $119,000 and $119,000 for the fiscal years ended December 31, 1996, 1995, and 1994, respectively.

(7) SHAREHOLDERS' EQUITY:

     The Company has authorized 2,000,000 shares of cumulative preferred stock, no par value, none of which have been issued. Of such 2,000,000 authorized shares, the Company has designated up to 10,000 shares of a new Series A Preferred Stock in connection with the Shareholder Rights Plan adopted by the Board of Directors in 1991, as described below.

     On April 23, 1991, the Board of Directors of the Company adopted a Shareholder Rights Plan consisting of Rights to purchase a unit consisting of one one-thousandth (1/1000th) of a share of a new Series A Preferred Stock, no par value. The Rights were distributed as a dividend at the rate of one Right for each share of TCC Industries' common stock held of record on May 6, 1991, and the rights have also attached to all shares of TCC Industries, Inc. common stock that have become outstanding subsequent to May 6, 1991. (2,761.12 shares of Series A Preferred Stock would have become issuable if the Rights had become exercisable on December 31, 1996).

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

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES

(7) SHAREHOLDERS' EQUITY -- CONTINUED:
     The Rights will expire on May 6, 2001, and may be redeemed by the Company for one cent per Right under certain circumstances.

     On December 1, 1993, the Company initiated an offer to purchase its common stock from owners of fewer than 100 shares. As of December 31, 1993, the Company had purchased 15,334 shares at $3.125 per share. During the first quarter of 1994, an additional 5,852 shares were purchased by the Company at $3.625 per share. Costs incurred for the buy-back program have been included in the cost of the treasury shares. During the period August 1994 through December 1994, the Company purchased 47,000 shares of its common stock in the open market, at prices ranging from $2.125-$3.375 per share. During January 1995, an additional 8,900 shares were purchased in the open market at prices ranging from $2.625 - $2.875. Costs incurred to purchase the shares have been included in the cost of treasury shares.

(8) STOCK-BASED COMPENSATION PLANS:

     The Company sponsors the "TCC Industries, Inc. 1985 Incentive Stock Option Plan" and the "TCC Industries, Inc. 1995 Non-employee Directors Stock Option Plan" (the "Plans"), which are stock-based incentive compensation plans as described below. The Company applies APB Opinion 25 and related Interpretations in accounting for the Plans. In 1995, the FASB issued SFAS 123 "Accounting for Stock-Based Compensation" which, if fully adopted by the Company, would change the methods the Company applies in recognizing the cost of the Plans. Adoption of the cost recognition provisions of SFAS 123 is optional and the Company has decided not to elect these provisions of SFAS 123. However, pro forma disclosures as if the Company adopted the cost recognition provisions of SFAS 123 in 1995 are required by SFAS 123, if material.

     Under the TCC Industries, Inc. 1985 Incentive Stock Option Plan, which expired in 1995, the Company was authorized to issue 320,000 shares of common stock pursuant to incentive stock options (qualified under Section 422 of the Internal Revenue Code of 1986, as amended) to selected employees. Under the TCC Industries, Inc. 1995 Non-Employee Directors Stock Option Plan, the Company is authorized to issue up to 75,000 shares of Common Stock pursuant to non-qualified stock options to non-employee directors. Each Plan contains provisions that the price at which the Company's stock can be purchased, pursuant to the options granted under the Plan, should not be less than 100% of the fair market value at the date of grant. The options issued under both Plans vest 20% each year and terminate 10 years after the date of grant, except in the case of a significant shareholder whose options would expire five years after the date of grant.

     An 8,000 share stock option was granted in 1991 by the Company to a Director who was not eligible to participate in either of the Company's stock option plans. The option granted is fully vested and was issued at fair market value on the date of the grant.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES

(8) STOCK-BASED COMPENSATION PLANS -- CONTINUED:
     A summary of the status of the Company's stock options as of December 31, 1994, 1995 and 1996, and the changes during the years ended on those dates is presented below:

                                                                      OPTIONS OUTSTANDING
                                               SHARES AVAILABLE    --------------------------
                                                  FOR GRANT                  WEIGHTED AVERAGE
                                                 UNDER STOCK                 EXERCISE PRICES
                                                 OPTION PLANS      SHARES       PER SHARE
                                               ----------------    -------   ----------------
Balance, January 1, 1994.....................       59,000         315,500        $2.78
  Granted....................................           --              --           --
  Exercised..................................           --          (1,600)       $1.06
  Forfeited..................................       11,500         (11,500)       $3.16
                                                   -------         -------
Balance, December 31, 1994...................       70,500         302,400        $2.78
  Granted....................................      (68,500)         68,500        $2.07
  Expired....................................       40,000         (40,000)       $3.13
  Forfeited..................................       25,000         (25,000)       $2.13
  Expiration of plan.........................      (43,000)             --           --
  Amendment of plan..........................       28,500              --           --
                                                   -------         -------
Balance, December 31, 1995...................       52,500         305,900        $2.63
  Granted....................................           --              --           --
  Exercised..................................           --          (2,000)       $1.00
  Forfeited..................................           --         (36,500)       $2.89
                                                   -------         -------
Balance, December 31, 1996...................       52,500         267,400        $2.60
                                                   =======         =======
  Exercisable at December 31, 1994...........                      182,000        $2.38
  Exercisable at December 31, 1995...........                      147,500        $2.44
  Exercisable at December 31, 1996...........                      170,400        $2.51

     The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend yield; risk-free interest rates are different for each grant and range from 5.73% to 6.45%; the expected lives of options are 6 years; and volatility of 53.2461% for all grants (based on monthly low stock prices for the most recent 6-year period).

                                     OPTIONS OUTSTANDING                                 OPTIONS EXERCISABLE
                  ----------------------------------------------------------   ---------------------------------------
                                         WEIGHTED AVERAGE
   RANGE OF        NUMBER OUTSTANDING       REMAINING       WEIGHTED AVERAGE    NUMBER EXERCISABLE    WEIGHTED AVERAGE
EXERCISE PRICES   AT DECEMBER 31, 1996    CONTRACT LIFE      EXERCISE PRICE    AT DECEMBER 31, 1996    EXERCISE PRICE
---------------   --------------------   ----------------   ----------------   --------------------   ----------------
$0.75 to $2.00          134,900                3.46              $1.84                96,500               $1.78
$2.01 to $3.50          132,500                6.99              $3.38                73,900               $3.46
--------------          -------               -----             ------               -------              ------
$0.75 to $3.50          267,400                5.21              $2.60               170,400               $2.51
--------------          -------               -----             ------               -------              ------

     During 1996 and 1995, the Company did not incur any compensation costs for the Plans under APB Opinion 25 and, if the Company had fully adopted SFAS 123, the compensation costs that would have been incurred would not have been significant. This may not be indicative of the effect in future periods. SFAS 123 does not apply to awards prior to 1995. The Company anticipates making awards in the future under its stock-based compensation plans.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES

(9) INCOME TAXES:

     The components of the provision (benefit) for income taxes are (in thousands):

                                                              1996    1995    1994
                                                              ----    ----    ----
Federal.....................................................  $--     $--     $--
State.......................................................   83      (2)     17
                                                              ---     ---     ---
     Total provision (benefit)..............................  $83     $(2)    $17
                                                              ===     ===     ===

     Reconciliations of the differences between income taxes computed at the statutory federal tax rate and consolidated provisions (benefit) for income taxes are as follows (in thousands):

                                                              1996    1995    1994
                                                              -----   ----   ------
Expected income tax benefit at statutory rate...............  $(494)  $(31)  $  (20)
State taxes, net of federal tax benefit.....................     55     (1)      11
Operating (income) loss from foreign subsidiary.............    (51)    26        9
Amortization of intangible assets not deducted for tax
  purposes..................................................     15     16       14
Increase in valuation allowance.............................    528     13        1
Other.......................................................     30    (25)       2
                                                              -----   ----   ------
          Total provision (benefit).........................  $  83   $ (2)  $   17
                                                              =====   ====   ======

     Due to the Company's net operating loss carryforward position, for federal income tax purposes, future provisions for federal income taxes will be an "in-lieu of tax" provision pursuant to the accounting principles applicable to quasi-reorganizations and accordingly will not require a significant cash payment and will not reduce shareholders' equity since the tax benefits resulting from the utilization of these carryforwards will be credited directly to additional paid-in capital.

     As of December 31, 1996, the Company had available for federal income tax purposes net operating loss carryforwards which expire as follows (in thousands):

1999........................................................  $18,087
2001........................................................    2,704
2002........................................................      385
2003........................................................    1,232
2004........................................................      810
2005........................................................    1,257
2006 and thereafter.........................................    3,403
                                                              -------
                                                              $27,878
                                                              =======

     The Company has foreign tax loss carryforwards of approximately $422,000 which do not expire.

     Primarily due to the net operating loss carryforwards, the Company recorded a deferred tax asset with the adoption of SFAS 109. The fact that the Company has incurred losses the last three years provides objective "negative" evidence supporting a need for a valuation allowance on the Company's net deferred tax asset. Accordingly, the Company has recorded a valuation allowance equal to the net deferred tax asset generated principally by the net operating loss carryforwards due to the possibility that the net deferred tax asset may not be realized. As of December 31, 1996, the Company had deferred tax assets totaling $10,273,000, deferred tax liabilities totaling $341,000 and a valuation allowance in the amount of $9,932,000.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES

(9) INCOME TAXES -- CONTINUED:
     The components of the December 31, 1996 and December 31, 1995 deferred tax amounts are as follows (dollars in thousands):

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1996           1995
                                                                 ASSET          ASSET
                                                              (LIABILITY)    (LIABILITY)
                                                              ------------   ------------
Net domestic operating loss carryforwards...................    $ 9,479         $8,901
Net foreign operating loss carryforwards....................        143            195
Inventory...................................................        357            364
Capitalized leases..........................................         79             75
Other.......................................................        215            218
Depreciation................................................       (341)          (349)
                                                                -------         ------
  Net deferred tax asset before valuation allowance.........      9,932          9,404
Less valuation allowance....................................      9,932          9,404
                                                                -------         ------
  Net deferred tax asset recognized in the balance sheet....    $    --         $   --
                                                                =======         ======

(10) SUBSEQUENT EVENT:

     On February 26, 1997, the Board of Directors of the Company decided to expand the scope of the engagement of Rauscher Pierce Refsnes, the Company's investment banking firm, for the purpose of evaluating all strategic alternatives for enhancing shareholder value, including having the firm assist with such alternatives as a material acquisition of or merger with another company, the sale of all or part of the Company, or a leveraged buyout by management and/or new investors.

(11) SEGMENT INFORMATION:

     The Company has two industry segments. The manufacturing segment, which is comprised of Meyer Machine, Meyer Vi-Tech and the Tempco division of Meyer Machine, is primarily involved in the manufacture of specialized bulk material conveying and food processing equipment, and systems. The food processing equipment and systems are sold in the United States, Canada, Latin America, Europe and Asia, primarily to snack food processing companies. The bulk material conveying equipment and systems are sold worldwide primarily to the food, pharmaceutical and chemical industries.

     The wholesale distribution segment, which is comprised of Allen-Lewis, is primarily involved in the design and distribution of souvenir, gift and novelty items throughout the continental 48 United States and Alaska. Its products are sold primarily to theme, national and state parks; souvenir, novelty, gift and airport shops, military bases, truck stops, zoos, discount and variety stores; and other distributors. A significant amount of the products sold by the wholesale distribution segment are sourced from suppliers in the Far East who could be negatively affected by changes in the economic and political climate of the countries in which they are located. Management of the Company believes that if a disruption of supply of products from these sources were to occur, the Company would be able to source similar products from suppliers located in other countries. If this were to occur, however, there could be a delay in receipt of merchandise and possible loss of sales, which would affect operating results adversely.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES

(11) SEGMENT INFORMATION -- CONTINUED:
     Information relating to the Company's operations for each of the three years in the period ended December 31, 1996 for these segments is as follows (in thousands):

                                                                                     GENERAL
                                                                    WHOLESALE     CORPORATE AND
                                                   MANUFACTURING   DISTRIBUTION       OTHER        TOTAL
                                                   -------------   ------------   -------------   -------
1996:
  Identifiable assets............................     $ 8,400        $ 8,172         $ 1,157      $17,729
  Depreciation and amortization expense..........         358            210              12          580
  Additions to property, plant and equipment.....         195             56               3          254
  Revenue........................................      11,527          8,420              55       20,002
  Operating income (loss)........................         550           (653)         (1,047)      (1,150)
1995:
  Identifiable assets............................       8,300          9,346           1,660       19,306
  Depreciation and amortization expense..........         378            213               9          600
  Additions to property, plant and equipment.....         136             56               2          194
  Revenue........................................       9,975          9,152             139       19,266
  Operating income (loss)........................         576             34            (926)        (316)
1994:
  Identifiable assets............................       8,051          9,953           1,860       19,864
  Depreciation and amortization expense..........         418            175              19          612
  Additions to property, plant and equipment.....         843            262              10        1,115
  Revenue........................................      12,263         10,642             156       23,061
  Operating income (loss)........................         502            306            (907)         (99)

     For each of the three years in the period ended December 31, 1996, the manufacturing segment information includes revenues of $2,149,000, $1,357,000 and $1,355,000, respectively, and an operating profit of $184,000 and operating losses of $24,000 and $57,000, respectively, generated by a foreign subsidiary located in England. Identifiable assets of the foreign subsidiary are $1,935,000, $1,715,000 and $1,340,000 at December 31, 1996, 1995 and 1994,
respectively.

     During the years ended December 31, 1996, 1995 and 1994, the Company realized gains of $41,000, $436,000 and $242,000, respectively, on the sale of assets held for sale which were included in other non-current assets. Such realized gains are included in "other income, net" in the accompanying consolidated statement of operations.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES

(12) QUARTERLY DATA, UNAUDITED:

     The results of operations for each quarter in 1996 and 1995 were as follows (dollars in thousands, except per share amounts):

                                                      FIRST    SECOND     THIRD    FOURTH
                                                     QUARTER   QUARTER   QUARTER   QUARTER
                                                     -------   -------   -------   -------
1996:
  Revenue..........................................  $5,312    $5,845    $4,853    $3,992
                                                     ======    ======    ======    ======
  Gross profit.....................................  $1,633    $1,805    $1,515    $1,218
                                                     ======    ======    ======    ======
  Net loss.........................................  $ (193)   $ (159)   $ (372)   $ (812)
                                                     ======    ======    ======    ======
  Loss per share...................................  $ (.07)   $ (.06)   $ (.13)   $ (.30)
                                                     ======    ======    ======    ======
1995:
  Revenue..........................................  $5,249    $5,531    $4,019    $4,467
                                                     ======    ======    ======    ======
  Gross profit.....................................  $1,789    $1,827    $1,166    $1,471
                                                     ======    ======    ======    ======
  Net income (loss)................................  $   19    $    6    $ (308)   $  193
                                                     ======    ======    ======    ======
  Earnings (loss) per share........................  $ 0.01    $ 0.00    $(0.11)   $  .07
                                                     ======    ======    ======    ======

     During the fourth quarter of 1995, the Company sold an asset held for sale which had been classified in other non-current assets for a net gain before income taxes of approximately $398,000. There were no unusual or infrequent events that impacted the results of operations in the fourth quarter of 1996.

                      (This page intentionally left blank)

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES

                SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF
                          REGISTRANT (PARENT COMPANY)

                            CONDENSED BALANCE SHEET
                               AS OF DECEMBER 31,
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                               1996      1995
                                                              ------    ------
Current assets:
  Cash and cash equivalents.................................  $  196    $  198
  Other.....................................................      25        17
                                                             -------   -------
          Total current assets..............................     221       215
                                                             -------   -------
Investments in and advances from subsidiaries (eliminated in consolidation):
  Investments, at equity....................................  15,686    18,014
                                                             -------   -------
  Advances from subsidiaries, net...........................  (4,570)   (5,568)
                                                             -------   -------
Property, plant and equipment...............................     107       104
  Less accumulated depreciation.............................     (99)      (95)
                                                             -------   -------
                                                                   8         9
                                                             -------   -------
Other assets................................................     375       471
                                                             -------   -------

          Total assets...................................... $11,720   $13,141
                                                             =======   =======

     The condensed financial information should be read in conjunction with the accompanying Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, which information is included elsewhere herein.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES

                SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF
                   REGISTRANT (PARENT COMPANY) -- (CONTINUED)

                     CONDENSED BALANCE SHEET -- (CONTINUED)
                               AS OF DECEMBER 31,
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                               1996      1995
                                                              ------    ------
Current liabilities:
  Accrued expenses and other................................  $  196    $  191
                                                             -------   -------
          Total current liabilities.........................     196       191
                                                             -------   -------
          Total liabilities.................................     196       191
                                                             -------   -------

Commitments and contingencies (Note A)

Shareholders' equity:
  Preferred stock, authorized 2,000,000 shares, no par
     value, no shares issued................................      --        --
  Common stock, authorized 10,000,000 shares, par value $1
     per share, 2,841,601 and 2,840,601 shares issued,
     respectively...........................................   2,842     2,841
  Additional paid-in capital................................   8,746     8,748
  Cumulative foreign currency translation adjustment........      54       (53)
  Retained earnings.........................................     144     1,680
                                                             -------   -------
                                                              11,786    13,216
  Less treasury stock, 80,486 and 81,486 shares,
     respectively, at cost..................................    (262)     (266)
                                                             -------   -------
       Total shareholders' equity...........................  11,524    12,950
                                                             -------   -------
          Total liabilities and shareholders' equity........ $11,720   $13,141
                                                             =======   =======

     Note (A) -- In the normal course of business, the parent company is required to guarantee performance bonds issued by the Company's insurance carrier for the benefit of certain subsidiary companies. As of December 31, 1996, a bond amounting to $475,000 had been issued which has been guaranteed by the parent company.

     The condensed financial information should be read in conjunction with the accompanying Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, which information is included elsewhere herein.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES

                SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF
                   REGISTRANT (PARENT COMPANY) -- (CONTINUED)

                       CONDENSED STATEMENT OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               1996       1995      1994
                                                              -------    ------    ------
Income:
  Interest..................................................  $    18    $   26    $   21
  Other.....................................................       --        58        17
                                                              -------    ------    ------
                                                                   18        84        38
                                                              -------    ------    ------
Expenses:
  General and administrative, net of management fee
     income.................................................    1,063     1,027       954
  Interest..................................................        3         2         2
                                                              -------    ------    ------
                                                                1,066     1,029       956
                                                              -------    ------    ------
Loss before benefit for income taxes and other items shown
  below.....................................................   (1,048)     (945)     (918)
Benefit for income taxes....................................     (115)     (265)     (263)
                                                              -------    ------    ------
Loss before equity in income (loss) of consolidated
  subsidiaries..............................................     (933)     (680)     (655)
Equity in income (loss) of consolidated subsidiaries........     (603)      590       578
                                                              -------    ------    ------
          Net loss..........................................  $(1,536)   $  (90)   $  (77)
                                                              =======    ======    ======
Weighted average number of common and common equivalent
  shares outstanding........................................    2,760     2,760     2,807
                                                              =======    ======    ======
Net loss per share..........................................  $  (.56)   $ (.03)   $ (.03)
                                                              =======    ======    ======

     The condensed financial information should be read in conjunction with the accompanying Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, which information is included elsewhere herein.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES

                SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF
                   REGISTRANT (PARENT COMPANY) -- (CONTINUED)

                            STATEMENT OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,
                                 (IN THOUSANDS)

                                                              1996    1995    1994
                                                              -----   -----   -----
Net cash flows used by operating activities.................  $(718)  $(712)  $(926)
                                                              -----   -----   -----
Cash flows from investing activities:
  Additions to property, plant and equipment................     (3)     (1)     (9)
  Additions to assets held for sale.........................     --      (1)    (97)
  Collection of notes receivable............................     --      34       4
  Increase (decrease) in net advances from subsidiaries.....   (997)    204     418
  Dividends from subsidiaries...............................  1,714     395     215
  Proceeds from sale of assets..............................     --      20      35
                                                              -----   -----   -----
Net cash flows provided by investing activities.............    714     651     566
                                                              -----   -----   -----
Cash flows from financing activities:
  Purchase of common stock for treasury.....................     --     (25)   (163)
  Proceeds from exercise of stock options...................      2      --       2
                                                              -----   -----   -----
Net cash flows provided by (used by) financing activities...      2     (25)   (161)
                                                              -----   -----   -----
Net decrease in cash and cash equivalents...................     (2)    (86)   (521)
Cash and cash equivalents at beginning of year..............    198     284     805
                                                              -----   -----   -----
Cash and cash equivalents at end of year....................  $ 196   $ 198   $ 284
                                                              =====   =====   =====

     The condensed financial information should be read in conjunction with the accompanying Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, which information is included elsewhere herein.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES

                SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF
                   REGISTRANT (PARENT COMPANY) -- (CONTINUED)

                 SCHEDULE OF CASH DIVIDENDS PAID TO REGISTRANT
                        FOR THE YEARS ENDED DECEMBER 31,
                                 (IN THOUSANDS)

                                                               1996    1995   1994
                                                              ------   ----   ----
TeleCom Industrial Group, Inc., a wholly-owned subsidiary of
  TCC Industries, Inc.......................................  $  214   $395   $215
TeleCom Properties, Inc., a wholly-owned subsidiary of TCC
  Industries, Inc. .........................................   1,500     --     --
                                                              ------   ----   ----
          Total.............................................  $1,714   $395   $215
                                                              ======   ====   ====

     The condensed financial information should be read in conjunction with the accompanying Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, which information is included elsewhere herein.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                        FOR THE YEARS ENDED DECEMBER 31,
                                 (IN THOUSANDS)

                  COL. A                     COL. B             COL. C             COL. D      COL. E
                  ------                    ---------   -----------------------   ---------   ---------
                                                               ADDITIONS
                                             BALANCE    -----------------------
                                               AT       CHARGED TO   CHARGED TO                BALANCE
                                            BEGINNING   COSTS AND      OTHER                   AT END
               DESCRIPTION                  OF PERIOD    EXPENSES     ACCOUNTS    DEDUCTION   OF PERIOD
               -----------                  ---------   ----------   ----------   ---------   ---------
Allowances:
  1996
     Doubtful accounts....................    $118         $40          $ 9(A)       $63(B)     $104
                                              ====         ===          ===          ===        ====
  1995
     Doubtful accounts....................    $121         $26          $ 7(A)       $36(B)     $118
                                              ====         ===          ===          ===        ====
  1994
     Doubtful accounts....................    $100         $18          $20(A)       $17(B)     $121
                                              ====         ===          ===          ===        ====

---------------

(A) Accounts collected, previously written off.

(B) Accounts written off.

                                 EXHIBIT INDEX

        EXHIBIT                                  DESCRIPTION
        -------                                  -----------
          3.20           -- 1997 Amendment No. 1 to the Third Amended and Restated
                            Bylaws of TCC Industries, Inc.
         21              -- Subsidiaries of the Registrant
         23.1            -- Consent of Independent Accountants
         27              -- Financial Data Schedule