Form 10-Q
period 1997-03-31
TCC INDUSTRIES INC
filed 1997-05-15
CIK 96918

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark One)
   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,762,115 shares as of May 9, 1997.

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

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                                 (In Thousands)

                                     March 31,       December 31,
  ASSETS                               1997              1996
Current assets:                  ---------------   ---------------
  Cash and cash equivalents              $ 2,201           $ 2,723

  Receivables:
    Trade receivables, net
      of allowance of
     $107 and $104, respectively           3,649             2,518
    Other, including
      interest                                68                48
                                 ---------------   ---------------
                                           3,717             2,566
                                 ---------------   ---------------
  Inventories:
    Raw materials                          1,007               877
    Work in progress                         227                90
    Finished goods                         5,465             5,664
                                 ---------------   ---------------
                                           6,699             6,631
                                 ---------------   ---------------
  Other                                      668               185
                                 ---------------   ---------------
      Total current assets                13,285            12,105
                                 ---------------   ---------------
Property, plant and
equipment                                  9,954             9,879
  Accumulated depreciation                (5,749)           (5,652)
                                 ---------------   ---------------
                                           4,205             4,227
                                 ---------------   ---------------

Intangible assets:
  Goodwill                                 1,170             1,181
  Patents and trademarks                      79                57
                                 ---------------   ---------------
                                           1,249             1,238
  Accumulated amortization                  (454)             (443)
                                 ---------------   ---------------
                                             795               795
                                 ---------------   ---------------
Other assets                                 600               602
                                 ---------------   ---------------
      Total assets                       $18,885           $17,729
                                 ===============   ===============

                The accompanying notes are an integral part of
                    the consolidated financial statements.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEET - continued
                                  (Unaudited)
                      (In Thousands, except share amounts)

    LIABILITIES AND                  March 31,       December 31,
    SHAREHOLDERS' EQUITY               1997              1996
                                 ---------------   ---------------
Current liabilities:
  Notes payable                          $ 3,230           $ 2,033
  Current maturities of
    long-term debt                           204               225
  Accounts payable                           898               565
  Accrued expenses                         1,052               971
  Customer deposits                          349               432
                                 ---------------   ---------------
    Total current
      liabilities                          5,733             4,226
                                 ---------------   ---------------
Long-term debt, less
  current maturities                       1,683             1,755
Deferred liabilities                         219               224
                                 ---------------   ---------------
      Total liabilities                    7,635             6,205
                                 ---------------   ---------------
Commitments and contingencies

Shareholders' equity:
  Preferred stock, authorized
    2,000,000 shares, no par
    value, no shares issued                  --                --
  Common stock, authorized
    10,000,000 shares, par
    value $1 per share,
    2,841,601 shares issued                2,842             2,842
  Additional paid-in capital               8,744             8,746
  Cumulative foreign currency
    translation adjustment                    12                54
  Retained earnings (accumulated
    deficit)                                 (89)              144
                                 ---------------   ---------------
                                          11,509            11,786
  Less treasury stock,
    79,486 and 80,486 shares,
    respectively, at cost                   (259)             (262)
                                 ---------------   ---------------
    Total shareholders'
      equity                              11,250            11,524
                                 ---------------   ---------------
      Total liabilities
        and shareholders'
        equity                           $18,885           $17,729
                                 ===============   ===============

        The accompanying notes are an integral part of the consolidated financial statements.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)
                    (In Thousands, except per share amounts)



                                                 For the Three Months Ended
                                                          March 31,
                                                   1997            1996
                                            ---------------   ---------------
Revenue                                             $ 4,537           $ 5,312
Cost of goods sold                                    2,907             3,679
                                            ---------------   ---------------
      Gross profit                                    1,630             1,633

Selling, general and administrative
   expenses                                           1,760             1,771
                                            ---------------   ---------------

      Operating loss                                   (130)             (138)
                                            ---------------   ---------------
Other income (expense):
   Interest income                                       20                29
   Interest expense                                    (155)             (131)
   Other, net                                            39                45
                                            ---------------   ---------------
                                                        (96)              (57)
                                            ---------------   ---------------
Loss before provision (benefit)
   for income taxes                                    (226)             (195)

Provision (benefit) for income taxes:
   Federal                                                0                 0
   State                                                  7                (2)
                                            ---------------   ---------------
                                                          7                (2)
                                            ---------------   ---------------

Net loss                                            $  (233)           $ (193)
                                            ===============   ===============
Weighted average number of common and
   common equivalent shares outstanding               2,762             2,759
                                            ===============   ===============
Loss per common and common
   equivalent share:                                $ (0.08)           $(0.07)
                                            ===============   ===============

                The accompanying notes are an integral part of
                    the consolidated financial statements.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                    (In Thousands, except per share amounts)


                                                       For the Three Months Ended
                                                               March 31,
                                                         1997             1996
                                                   ---------------   ---------------

Net cash used by operating activities                     $(1,497)          $(1,435)
                                                   --------------    --------------
Cash flows from investing activities:
   Additions to property, plant and equipment                (138)              (47)
   Proceeds from sale of assets                                10               110
   Other, net                                                 (22)                2
                                                   --------------    --------------
   Net cash provided (used) by investing
      activities                                             (150)               65
                                                   --------------    --------------
Cash flows from financing activities:
   Net borrowings of short-term debt                        1,197             1,697
   Long-term debt paid                                        (73)             (140)
   Other, net                                                   1               (11)
                                                   --------------    --------------
   Net cash provided by financing activities                1,125             1,546
                                                   --------------    --------------
Net increase (decrease) in cash and
   cash equivalents                                          (522)              176
Cash and cash equivalents at beginning
   of period                                                2,723             2,224
                                                   --------------    --------------
Cash and cash equivalents at end
   of period                                               $2,201            $2,400
                                                   ==============    ==============





               The accompanying notes are an integral part of the
                       consolidated financial statements.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  FOR THE THREE MONTHS ENDED MARCH 31, 1997
                                  (unaudited)
                                 (in thousands)



                                                                         Cumulative
                                                                          Foreign       Retained
                                             Par Value      Addt'l        Currency      Earnings
                              Number of      of Common      Paid-in     Translation   (Accumulated    Treasury
                               Shares         Shares        Capital      Adjustment     Deficit)        Stock         Total
                              ---------     ----------      -------     -----------     --------     ----------     --------
 Balances,
 January 1, 1997                2,842       $ 2,842         $ 8,746     $      54       $    144     $     (262)    $ 11,524

 Net loss                                                                                   (233)                       (233)

 Exercise of stock
 options                           --            --              (2)           --             --              3            1

 Foreign currency
 translation
 adjustment                                                                   (42)                                       (42)
                              -------       -------         -------     ---------       --------     ----------     --------

 Balances,
 March 31, 1997                 2,842       $ 2,842         $ 8,744     $      12       $    (89)    $     (259)    $ 11,250
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

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



Note 1   Summary of Significant Accounting Policies

                 The consolidated financial statements include the accounts of TCC Industries, Inc. and Subsidiaries ("the Company"), and have been presented in accordance with the reporting requirements for interim financial statements. Such requirements do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in an Annual Report on Form 10-K. Certain amounts have been reclassified for consistency in presentation. In connection therewith readers are referred to the Company's most recent Annual Report on Form 10-K filed for the year ended December 31, 1996. The information furnished herein reflects all adjustments which, in the opinion of management, are of a normal recurring nature and necessary for a fair statement of the results of interim periods. Such results for interim periods are not necessarily indicative of the results to be expected for a full year, principally due to seasonal fluctuations in wholesale distribution revenue.

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

                 Statement of Cash Flows

                 For purposes of the condensed consolidated statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

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

Note 2   Restrictions on Net Assets:

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


Note 4 Shareholders' Equity

         The loss per share for the three months ended March 31, 1997 and 1996 is calculated using the weighted average number of common shares outstanding. Common share equivalents would have diluted the loss per share and were therefore excluded from the computation.

Note 5 Pending Matters

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

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS




         The following is management's discussion and analysis of the results of operations and financial condition of TCC Industries, Inc. and Subsidiaries ("the Company") during the periods included in the accompanying consolidated financial statements. The discussion below relates to material changes in the results of operations for the three months ended March 31, 1997 as compared to the same period ended March 31, 1996 and to material changes in the financial condition of the Company occurring since the prior fiscal year end of December 31, 1996. The reader is invited to review Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 for further details regarding the significant factors affecting the results of operations and financial condition of the Company.

             COMPARISONS OF THE RESULTS OF OPERATIONS FOR THE THREE
                 MONTHS ENDED MARCH 31, 1997 AND MARCH 31, 1996

Revenue

        Consolidated revenue decreased $774,000 (14.6%) to $4.5 million in the first quarter of 1997, as compared to revenue of $5.3 million for the first quarter of 1996. The decrease in revenue is primarily attributable to a decrease at the wholesale distribution segment.

        Manufacturing revenue decreased 4.9% to $2.4 million in the first quarter of 1997, down from $2.5 million in the same quarter in 1996. This decrease results from a $309,000 (16.3%) increase at Meyer Machine, the manufacturing segment's U.S. based operation, and a $434,000 (67.2%) decrease at Meyer Vi-Tech, the European based operation. The increase at Meyer Machine is primarily the result of a 32.3% increase in sales of equipment. The increase in equipment sales primarily resulted from the higher backlog at December 31, 1996 ($1,471,000) when compared to December 31, 1995 ($779,000). The increased backlog at Meyer Machine at December 31, 1996 as compared to December 31, 1995 primarily resulted from increased demand for equipment from customers in the company's traditional core markets as well as increases in orders from new markets Meyer Machine has been developing. The decrease in revenue at Meyer Vi-tech is primarily attributable to a decrease in sales of equipment of 78.2% partially offset by 124.3% increase in parts and service sales when compared to the first quarter of 1996. The decrease in equipment sales at Meyer Vi-Tech primarily resulted form the lower backlog at December 31, 1996 ($32,000) when compared to December 31, 1995 ($559,000). The decreased backlog at Meyer Vi-Tech primarily resulted from timing differences of shipments. The increase in Meyer Vi-Tech parts and service sales resulted from an overall increase in the installed base of equipment.

        Wholesale distribution revenue decreased 23.6% during the first quarter of 1997 to $2.1 million, when compared to the same quarter in 1996. The decrease in revenue is primarily the result of increased competition for the higher volume, lower margin customers.

Gross Profit

        During the first quarter of 1997, higher gross profit margins substantially offset the impact of lower sales resulting in consolidated gross profit remaining virtually the same in the first quarter of 1997, $1,630,000 when compared to $1,633,000 for the same period in 1996. The consolidated gross profit margin in the first quarter of 1997 was 35.9% as compared to 30.7% for the same period in 1996. Gross profit margins improved at both the manufacturing and wholesale distribution segments. The gross profit margin at the manufacturing segment improved seven percentage points for the first quarter of 1997 when compared to the same period in 1996. The improvement is primarily attributable to a reduction in material costs, as a percentage of sales, resulting from steps taken in 1996 to reduce certain component costs. In addition, while information is not readily available to determine the impact of each item, gross profit margins at the manufacturing segment were also positively impacted by price increases and an improved product sales mix. The gross profit margin at the wholesale distribution segment improved three point four percentage points due to an improved product sales mix towards fewer sales qualifying for quantity discounts.

Selling, General and Administrative

        Consolidated selling, general and administrative expenses decreased $11,000 in the first quarter of 1997, when compared to the first quarter of 1996, in spite of the fact that there was a first quarter 1997 charge of approximately $80,000 attributable to the costs of a proxy contest. Selling, general and administrative expenses at the manufacturing segment increased $73,000 during the first quarter of 1997 when compared to the first quarter of 1996 primarily due to a $41,000 increase in selling and marketing expenses. Selling, general and administrative expenses at the wholesale distribution segment were down $104,000 during the first quarter of 1997 when compared to the first quarter of 1996, primarily due to lower selling and marketing expenses, and lower wages and wage related costs. Overhead expense at the parent company level, except for the $80,000 in expenses related to the proxy contest, decreased $61,000, primarily due to lower salary and related expenses.

Other Income (Expense)

        Interest expense increased $24,000 during the first quarter of 1997 when compared to the same period in 1996 due to a higher effective interest rate on borrowings.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS -- (Continued)

                        LIQUIDITY AND CAPITAL RESOURCES

        At March 31, 1997, the Company had working capital of $7.6 million and a current ratio of 2.3 to 1. This compares to working capital of $7.9 million and a current ratio of 2.9 to 1 at December 31, 1996. Cash for the three months ended March 31, 1997 decreased $522,000 while total liabilities increased $1,430,000. The increase in liabilities is primarily the result of an increase in notes payable to fund the growth in receivables that occurs during the first quarter of each year from the seasonal surge in product sales at the wholesale distribution segment.

        At March 31, 1997 Meyer Machine maintained a $1,200,000 bank line of credit, of which approximately $1,000,000 was available after a reduction of $162,000 to support a letter of credit issued by the bank as partial collateral for the real estate lien note payable to a bank by Meyer Vi-Tech. Meyer Machine has a commitment from its primary bank lender to provide a line of credit for up to $500,000, if needed, for equipment purchases. This commitment expires in June 1998.

        At March 31, 1997, Allen-Lewis maintained a line of credit with a bank that provided maximum borrowing capabilities of $4.0 million, subject to a borrowing base calculation, for working capital purposes and letters of credit. At March 31, 1997, Allen-Lewis had approximately $130,000 available under this line of credit. This commitment expires in July 1997 at which time, management believes the credit facility will be renewed.

        TCC Industries, Inc. (parent company) has an $85,000 line of credit and a $500,000 line of credit, both of which are used to supplement the short-term cash needs of the parent company. Neither of these lines of credit had balances outstanding at March 31, 1997.

        Each of the subsidiaries' bank lines of credit agreements contain provisions that limit or restrict the transfer of funds to the parent company in the form of cash dividends, loans or advances, based on each such subsidiaries' income and other formulas contained in the respective loan agreements. Management does not believe the restrictions will have a significant effect on the parent company's ability to meet ordinary cash obligations in 1997. However, these restrictions could negatively impact the Company's ability to pay cash dividends in the future, if the respective banks do not waive such restrictions. Management anticipates that each subsidiary will be able to finance the current installments on its debt agreements through their own cash flows from operations during 1997.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES
               FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1997




                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

                 See Note 3 to the financial statements included elsewhere herein for a discussion of legal proceedings.

Item 2.  Changes in Securities

                 None.

Item 3.  Defaults upon Senior Securities

                 None.

Item 4.  Submission of Matters to a Vote of Security Holders

                 The Annual Meeting of Shareholders of TCC Industries, Inc. was held on May 7, 1997, for the purpose of electing two directors to the board of Directors and approving the appointment by the Board of Directors of Coopers & Lybrand L.L.P. as the firm of independent accountants to audit the accounts of the Company for the fiscal year ended December 31, 1997. During the meeting, proxies and ballots were delivered to an independent election judge for review and tabulation, and the meeting was recessed until May 23, 1997, at which time it is anticipated the meeting will be reconvened to announce the election judge's tabulation of the proxies and ballots if final results are then available.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES

               FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1997


                    PART II - OTHER INFORMATION (CONTINUED)

Item 5.  Other Information

                 None.

Item 6.  Exhibits and Reports on Form 8-K

6(a)     Exhibits:

               3.21 1997 Amendment No. 2 to the Third Amended and Restated Bylaws of TCC Industries, Inc.

              10.10.2 Amendment to Employment Agreement by and among the Company and Lawrence W. Schumann dated as of January 9, 1997.

              10.11.2 Amendments to Employment Agreement by and among A.L. Investors, Inc. and Larry T. Marek through January 9, 1997.

              10.22 Employment Agreement by and among Eugene W. Teeter and Meyer Machine Company dated as of January 9, 1997.

              11 The computation of fully diluted earnings per share would be the same as primary earnings per share, which is easily discernable on the face of the statements of operations included elsewhere herein.

              27         Financial Data Schedules:

                         (i)     For the quarterly period ended March 31, 1997.

6(b)     Reports on Form 8-K:

                 The following is the date and description of the events reported on Forms 8-K filed during the first quarter of 1997:

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


Date:  May 14, 1997

                                 EXHIBIT INDEX



EXHIBIT
  NO.
-------

 3.21 1997 Amendment No. 2 to the Third Amended and Restated Bylaws of TCC Industries, Inc.

10.10.2 Amendment to Employment Agreement by and among the Company and Lawrence W. Schumann dated as of January 9, 1997.

10.11.2 Amendments to Employment Agreement by and among A.L. Investors, Inc. and Larry T. Marek through January 9, 1997.

10.22 Employment Agreement by and among Eugene W. Teeter and Meyer Machine Company dated as of January 9, 1997.

11 The computation of fully diluted earnings per shares would be the same as primary earnings per share, which is easily discernable on the face of the statements of operations included elsewhere herein.

27       Financial Data Schedules:

         (i)     For the quarterly period ended March 31, 1997.