Form 10-Q
period 1997-06-30
TCC INDUSTRIES INC
filed 1997-08-13
CIK 96918

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark One)
   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,762,115 shares as of August 11, 1997.

Part I.   Contents of Consolidated Financial Information:


                                                          Page Number(s)
                                                          --------------
    Consolidated Balance Sheet                                1 - 2

    Consolidated Statement of Operations                      3 - 4

    Consolidated Statement of Shareholders' Equity              5

    Condensed Consolidated Statement of Cash Flows              6

    Notes to Consolidated Financial Statements                7 - 8

    Management's Discussion and Analysis                      9 - 11

Part II.  Other Information                                  12 - 13

    Signatures                                                  14

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                                 (In Thousands)

                                     June 30,        December 31,
  ASSETS                               1997              1996
Current assets:                  ---------------   ---------------
  Cash and cash equivalents              $ 1,810           $ 2,723

  Receivables:
    Trade receivables, net
      of allowance of
      $177 and $104, respectively          4,359             2,518
    Other, including
      interest                                91                48
                                 ---------------   ---------------
                                           4,450             2,566
                                 ---------------   ---------------
  Inventories:
    Raw materials                            914               877
    Work in progress                         277                90
    Finished goods, net of
      valuation allowance of
      $571 and $182,
      respectively                         5,129             5,664
                                 ---------------   ---------------
                                           6,320             6,631
                                 ---------------   ---------------
  Other                                      542               185
                                 ---------------   ---------------
      Total current assets                13,122            12,105
                                 ---------------   ---------------
Property, plant and
equipment                                  9,987             9,879
  Accumulated depreciation                (5,879)           (5,652)
                                 ---------------   ---------------
                                           4,108             4,227
                                 ---------------   ---------------

Intangible assets:
  Goodwill                                 1,174             1,181
  Patents and trademarks                      79                57
                                 ---------------   ---------------
                                           1,253             1,238
  Accumulated amortization                  (469)             (443)
                                 ---------------   ---------------
                                             784               795
                                 ---------------   ---------------
Other assets                                 741               602
                                 ---------------   ---------------
      Total assets                       $18,755           $17,729
                                 ===============   ===============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEET - continued
                                  (Unaudited)
                      (In Thousands, except share amounts)

    LIABILITIES AND                  June 30,        December 31,
    SHAREHOLDERS' EQUITY               1997              1996
                                 ---------------   ---------------
Current liabilities:
  Notes payable                          $ 3,807           $ 2,033
  Current maturities of
    long-term debt                           208               225
  Accounts payable                         1,029               565
  Accrued expenses                         1,087               971
  Customer deposits                          395               432
                                 ---------------   ---------------
    Total current
      liabilities                          6,526             4,226
Long-term debt, less
  current maturities                       1,635             1,755
Deferred liabilities                         212               224
                                 ---------------   ---------------
      Total liabilities                    8,373             6,205
                                 ---------------   ---------------
Commitments and contingencies

Shareholders' equity:
  Preferred stock, authorized
    2,000,000 shares, no par
    value, no shares issued                  --                --
  Common stock, authorized
    10,000,000 shares, par
    value $1 per share,
    2,841,601 shares issued                2,842             2,842
  Additional paid-in capital               8,744             8,746
  Cumulative foreign currency
    translation adjustment                    32                54
  Retained earnings (accumulated
    deficit)                                (977)              144
                                 ---------------   ---------------
                                          10,641            11,786
  Less treasury stock,
    79,486 and 80,486 shares,
    respectively, at cost                   (259)             (262)
                                 ---------------   ---------------
    Total shareholders'
      equity                              10,382            11,524
                                 ---------------   ---------------
      Total liabilities
        and shareholders'
        equity                           $18,755           $17,729
                                 ===============   ===============

              The accompanying notes are an integral part of the
                      consolidated financial statements.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)
                    (In Thousands, except per share amounts)



                                               For the Three Months Ended
                                                         June 30,
                                                   1997            1996
                                            ---------------   ---------------
Revenue                                             $ 5,472           $ 5,845
Cost of goods sold                                    3,894             4,040
                                            ---------------   ---------------
      Gross profit                                    1,578             1,805

Selling, general and administrative
   expenses                                           1,908             1,857
                                            ---------------   ---------------

      Operating loss                                   (330)              (52)
                                            ---------------   ---------------
Other income (expense):
   Interest income                                       25                24
   Interest expense                                    (171)             (142)
   Other, net                                          (393)               11
                                            ---------------   ---------------
                                                       (539)             (107)
                                            ---------------   ---------------
Loss before provision
   for income taxes                                    (869)             (159)

Provision for state income taxes                         19                --
                                            ---------------   ---------------

Net loss                                              $(888)            $(159)
                                            ===============   ===============
Weighted average number of common and
   common equivalent shares outstanding               2,762             2,759
                                            ===============   ===============
Loss per common and common
   equivalent share:                                 $(0.32)           $(0.06)
                                            ===============   ===============

              The accompanying notes are an integral part of the
                      consolidated financial statements.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)
                    (In Thousands, except per share amounts)



                                                 For the Six Months Ended
                                                         June 30,
                                                   1997            1996
                                            ---------------   ---------------
Revenue                                             $10,009           $11,157
Cost of goods sold                                    6,801             7,719
                                            ---------------   ---------------
      Gross profit                                    3,208             3,438

Selling, general and administrative
   expenses                                           3,588             3,628
                                            ---------------   ---------------

      Operating loss                                   (380)             (190)
                                            ---------------   ---------------
Other income (expense):
   Interest income                                       45                53
   Interest expense                                    (326)             (273)
   Other, net                                          (434)               56
                                            ---------------   ---------------
                                                       (715)             (164)
                                            ---------------   ---------------
Loss before provision (benefit)
   for income taxes                                  (1,095)             (354)

Provision (benefit) for state income taxes               26                (2)
                                            ---------------   ---------------

Net loss                                            $(1,121)            $(352)
                                            ===============   ===============
Weighted average number of common and
   common equivalent shares outstanding               2,762             2,759
                                            ===============   ===============
Loss per common and common
   equivalent share:                                 ($0.41)           $(0.13)
                                            ===============   ===============

              The accompanying notes are an integral part of the
                      consolidated financial statements.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                                 (In Thousands)


                                                       For the Six Months Ended
                                                               June 30,
                                                         1997             1996
                                                   ---------------   ---------------

Net cash used by operating activities                     $(2,236)          $(1,825)
                                                   --------------    --------------
Cash flows of investing activities:
   Additions to property, plant and equipment                (159)             (114)
   Proceeds from sale of assets                                10               111
   Increase in notes receivable                              (140)               --
   Other, net                                                 (22)                2
                                                   --------------    --------------
   Net cash used by investing activities                     (311)               (1)
                                                   --------------    --------------
Cash flows of financing activities:
   Net borrowings of notes payable debt                     1,774             2,008
   Long-term debt paid                                       (125)             (301)
   Other, net                                                   1                11
                                                   --------------    --------------
   Net cash provided by financing activities                1,650             1,718
                                                   --------------    --------------

Effect of foreign exchange rate changes on cash               (16)               --

Net decrease in cash and cash equivalents                    (913)             (108)
Cash and cash equivalents at beginning
   of period                                                2,723             2,224
                                                   --------------    --------------
Cash and cash equivalents at end
   of period                                               $1,810            $2,116
                                                   ==============    ==============





              The accompanying notes are an integral part of the
                      consolidated financial statements.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                  (UNAUDITED)
                                 (IN THOUSANDS)





                                                                         Cumulative
                                                                          Foreign       Retained
                                             Par Value      Addt'l        Currency      Earnings
                              Number of      of Common      Paid-in     Translation   (Accumulated    Treasury
                               Shares         Shares        Capital      Adjustment     Deficit)       Stock         Total
                              ---------     ----------      -------     -----------   ------------   ----------     --------
 Balances,
 January 1, 1997               2,842       $ 2,842         $ 8,746     $      54       $    144     $     (262)    $ 11,524

 Net loss                                                                                (1,121)                     (1,121)

 Exercise of stock
 option                                                         (2)                                          3            1

 Foreign currency
 translation
 adjustment                                                                  (22)                                       (22)
                               -----       -------         -------     ---------       --------     ----------     --------

 Balances,
 June 30, 1997                 2,842       $ 2,842         $ 8,744     $      32       $   (977)    $     (259)    $ 10,382
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

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                                 (In Thousands)


                                                       For the Six Months Ended
                                                               June 30,
                                                         1997             1996
                                                   ---------------   ---------------

Net cash used by operating activities                     $(2,236)          $(1,825)
                                                   --------------    --------------
Cash flows of investing activities:
   Additions to property, plant and equipment                (159)             (114)
   Proceeds from sale of assets                                10               111
   Increase in notes receivable                              (140)               --
   Other, net                                                 (22)                2
                                                   --------------    --------------
   Net cash used by investing activities                     (311)               (1)
                                                   --------------    --------------
Cash flows of financing activities:
   Net borrowings of notes payable debt                     1,774             2,008
   Long-term debt paid                                       (125)             (301)
   Other, net                                                   1                11
                                                   --------------    --------------
   Net cash provided by financing activities                1,650             1,718
                                                   --------------    --------------

Effect of foreign exchange rate changes on cash               (16)               --

Net decrease in cash and cash equivalents                    (913)             (108)
Cash and cash equivalents at beginning
   of period                                                2,723             2,224
                                                   --------------    --------------
Cash and cash equivalents at end
   of period                                               $1,810            $2,116
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


Note 4   Shareholders' Equity

         The loss per share for the three and six months ended June 30, 1997 is calculated using the weighted average number of common shares outstanding for the three and six months ended June 30, 1997. Common share equivalents would have diluted the loss per share and were therefore excluded from the computation.

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

Note 6   Inventories

         During the three month period ended June 30, 1997, the Company recorded a $429,000 provision at the wholesale distribution segment related to the decision to more rapidly reduce inventory levels and the estimated inventive discounts that are expected to be incurred to reduce the levels of certain items.

Note 7   Other Expenses

         During the six month period ended June 30, 1997, the Company incurred the following unusual and nonrecurring charges, both of which were reported as "Other income (expense) - other, net", on the Consolidated Statement of
Operations:

         o $235,000 charge for the cost of the proxy election contest that was concluded in May, 1997 (of such expense, $80,000 was incurred in the three month period ending March 31, 1997).

         o $282,000 charge for the cost of the severance provisions pursuant to the employment agreement with the Company's former Chief Executive Officer.

Note 8   Recent Accounting Pronouncements

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997.

         Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997.

         Management believes that the Company currently substantially complies with the requirements of these new standards and that the implementation of the standards will not have a material impact on the Company's financial results.

                    TCC INDUSTRIES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS

        The following is management's discussion and analysis of the results of operations and financial condition of TCC Industries, Inc. and subsidiaries ("the Company") during the periods included in the accompanying consolidated financial statements. The discussion below relates to material changes in the results of operations for the three and six months ended June 30, 1997 as compared to the same periods ended June 30, 1996 and to material changes in the financial condition of the Company occurring since the prior year end of December 31, 1996. The reader is invited to review Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 for further details regarding the significant factors affecting the results of operations and financial condition of the company.

            COMPARISONS OF THE RESULTS OF OPERATIONS FOR THE THREE
                  MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996

        The Company reported a net loss for the three months ended June 30, 1997 of $888,000 on revenue of $5.5 million as compared to a loss of $159,000 on revenue of $5.8 million for the same period in 1996.

        During the three month period ended June 30, 1997, the Company recorded the following unusual and nonrecurring charges to expense:

    o $429,000 provision at the wholesale distribution segment related to the decision to more rapidly reduce inventory levels and the estimated incentive discounts that are expected to be incurred to reduce the levels of certain items.

    o $155,000 charge for the cost of the proxy election contest that was concluded in May, 1997.

    o $282,000 charge for the cost of the severance provisions pursuant to the employment agreement with the Company's former Chief Executive Officer.

        Excluding the above mentioned charges, the Company realized a loss before taxes of $3,000 for the second quarter of 1997 as compared to a loss before taxes of $159,000 for the second quarter of 1996.

REVENUE

        Consolidated revenue decreased $373,000 (6.4%) to $5.5 million for the second quarter of 1997 as compared to revenue of $5.8 million for the second quarter of 1996. The decreased revenue is primarily the result of a decline in revenue at the wholesale distribution segment.

        Wholesale distribution revenue decreased 11.8% during the second quarter of 1997 to $2.5 million when compared to revenue of $2.9 million for the same quarter in 1996. The decline in revenue is a reflection of the earlier noted declines in bookings which have resulted in a 33% decline in backlog at June 30, 1997 as compared to June 30, 1996.

GROSS PROFIT

        Consolidated gross profit decreased $227,000 to $1,578,000 in the second quarter of 1997 when compared to $1,805,000 for the same period in 1996. The decline in gross profit is the result of a decline in gross profit at the wholesale distribution segment, partially offset by an increase at the manufacturing segment.

    o At the wholesale distribution segment, gross profit declined $471,000 to $477,000 (18.9% of sales) for the second quarter in 1997 when compared to $948,000 (33.0% of sales) for the same quarter of 1996, primarily due to (1) a $429,000 provision associated with the segment's decision to rapidly reduce inventory levels and the estimated incentive discounts that are expected to be incurred to reduce the levels of certain items and (2) the decline in revenue, discussed above. The impact of the two above mentioned items was partially offset by improved gross profit margins. Excluding the $429,000 provision mentioned above, gross profit margins improved to 35.8% in the second quarter of 1997 as compared to 33.0% in the second quarter of 1996 due to an improved sales mix towards a lower percentage of sales qualifying for quantity discounts.

    o Gross profit at the manufacturing segment increased $243,000 during the second quarter of 1997 to $1,086,000 (37.1% of sales) when compared to $843,000 (28.5% of sales) for the same period in 1996. The improved gross profit margins primarily resulted from a 5.3 percentage point reduction in direct and indirect materials, as a percentage of sales, in the second quarter of 1997 when compared to the same period in 1996. The lower material costs, as a percentage of sales, primarily resulted from an improved product sales mix (the second quarter of 1996 contained a higher percentage of customized equipment which are more difficult to estimate than more standard equipment) and steps taken during the second half of 1996 to reduce the costs of certain components used in the manufacture of products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

        Consolidated selling, general and administrative expenses increased $51,000 during the second quarter of 1997 when compared to the second quarter of 1996. The increase in selling, general and administrative expense is primarily the result of a $71,000 decrease at the parent company level, primarily due a $29,000 reduction in salary expense due to lower staffing levels, a $32,000 decrease in insurance expense due to lower premiums and better experience in the group health insurance program, and the absence of $33,000 of expense related to assets held for sale. The effect of these decreases was partially offset by an $18,000 increase in costs associated with the engagement of Rauscher Pierce Refsnes, the Company's investment banking firm. The lower selling, general and administrative expenses at the parent level were more than offset by a $93,000 increase at the manufacturing segment and a $29,000 increase at the wholesale distribution segment. The increase at the manufacturing segment primarily resulted from a $76,000 provision for allowance for doubtful accounts.

OTHER INCOME (EXPENSE)

        Other expense, net of other income, increased $432,000 to $539,000 during the second quarter of 1997 when compared to the same period in 1996, primarily due to (1) $155,000 attributable to the cost of the proxy election contest and (2) a $282,000 charge for funding the severance provisions pursuant to the employment agreement with the company's former Chief Executive Officer.

                    TCC INDUSTRIES, INC. AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS -- (Continued)


              COMPARISONS OF THE RESULTS OF OPERATIONS FOR THE SIX
                  MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996


        The Company reported a net loss for the six month period ended June 30, 1997 of $1,121,000 on revenue of $10.0 million as compared to a loss of $352,000 on revenue of $11.2 million for the same period in 1996.

        During the six month period ended June 30, 1997, the company recorded the following unusual and nonrecurring charges to expense:

        o $429,000 provision at the wholesale distribution segment related to the decision to more rapidly reduce inventory levels and the estimated incentive discounts that are expected to be incurred to reduce the levels of certain items.

        o $235,000 charge for the cost of the proxy election contest that was concluded in May, 1997.

        o $282,000 charge for the cost of funding severance provisions pursuant to the employment agreement with the Company's former Chief Executive Officer.

        Excluding the above mentioned charges, the Company realized a loss before taxes of $149,000 for the six month period ended June 30, 1997 as compared to a loss before taxes of $354,000 for the same period of 1996.

REVENUE

        Consolidated revenue decreased $1,148,000 (10.3%) to $10.0 million for the six month period ended June 30, 1997 as compared to revenue of $11.2 million for the same period in 1996.

        Manufacturing revenue decreased 2.9% to $5.3 million for the six month period ended June 30, 1997 down from $5.5 million for the same period in 1996. This decrease resulted from a $416,000 (9.3%) increase at Meyer Machine and a $575,000 (55.8%) decrease at Meyer Vi-Tech. The increase at Meyer Machine is primarily the result of a 15.6% increase in sales of equipment partially offset by a 1.2% decrease in parts and service sales. The increase in equipment sales primarily resulted from its higher backlog at December 31, 1996 compared to December 31, 1995. The decrease at Meyer Vi-Tech is primarily the result of its lower backlog at December 31, 1996, when compared to December 31, 1995.

        Wholesale distribution segment revenue decreased 17.6% to $4.6 million during the six month period ended June 30, 1997 when compared to $5.6 million for the same period in 1996. The decline in revenue is primarily a reflection of the earlier noted declines in bookings which have resulted in a 33% decline in backlog at June 30, 1997 as compared to June 30, 1996.

GROSS PROFIT

        Consolidated gross profit decreased $230,000 to $3.2 million for the six month period ended June 30, 1997 when compared to $3.4 million for the same period in 1996. The decline in gross profit is primarily the result of the following factors:

        o At the wholesale distribution segment, gross profit declined $610,000 to $1,232,000 (26.6% of sales) for the first six months of 1997 when compared to $1,843,000 (32.8% of sales) for the same period in 1996, primarily due to (1) a $429,000 provision associated with the segment's decision to rapidly reduce inventory levels and the estimated incentive discounts that are expected to be incurred to reduce the levels of certain items and (2) the decline in revenue, discussed above. The impact of the two above mentioned items was partially offset by improved gross profit margins. Excluding the $429,000 provision mentioned above, gross profit margins improved to 35.9% during the first six months of 1997 as compared to 32.8% during the same period of 1996.

        o   Gross profit at the manufacturing segment increased $379,000 during the six month period ended June 30, 1997 to $1,947,000 (36.4% of sales) when compared to $1,568,000 (28.5% of sales) for the same period in 1996. The improved gross profit margins primarily resulted from a 5.6 percentage point reduction in direct and indirect materials, as a percentage of sales, in the first six months of 1997 when compared to the same period in 1996. The lower material cost, as a percentage of sales, primarily resulted from an improved product sales mix (the first half of 1996 contained a higher percentage of customized equipment which are more difficult to estimate than more standard equipment) and steps taken during the second half of 1996 to reduce the costs of certain components used in the manufacture of products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

        Consolidated selling, general and administrative expenses decreased $40,000 (1.1%) during the six month period ended June 30, 1997 when compared to the same period in 1996. Selling and administrative expenses at the manufacturing segment increased $166,000 during the first six months of 1997 when compared to the same period in 1996 due primarily to a $67,000 increase in labor and labor related expenses from a general increase in the pay levels, increased use of outside labor and a provision for possible incentive compensation; and a $76,000 provision for allowance for doubtful accounts. Selling and administrative expenses at the wholesale distribution segment decreased $75,000 during the first six months of 1997 when compared to the same period in 1996, primarily due to a $43,000 reduction in labor and labor related expenses resulting from changes in certain management positions and the reduction of staff positions during the last half of 1996. General and administrative expenses at the parent company level decreased $131,000 during the first six months of 1997 when compared to the same period in 1996, primarily due to a $65,000 reduction in salary expense due to lower staffing levels, and a $59,000 reduction in insurance expense due to lower premiums and better experience in the group medical plan.

OTHER INCOME (EXPENSE)

        Other expense, net of other income, increased $551,000 to $715,000 for the six month period ended June 30, 1997 when compared to the same period in 1996, primarily due to (1) $235,000 attributable to the cost of the proxy election contest and (2) a $282,000 charge for funding the severance provisions pursuant to the employment agreement with the Company's former Chief Executive Officer.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS -- (Continued)

                        LIQUIDITY AND CAPITAL RESOURCES

        At June 30, 1997, the Company had working capital of $6.6 million and a current ratio of 2.0 to 1. This compares to working capital of $7.9 million and a current ratio of 2.9 to 1 at December 31, 1996. The decrease in the current ratio is a result of a greater percentage increase in current liabilities versus current assets. Current liabilities increased primarily as a result of an increase in the line of credit balance at the wholesale distribution segment to support the increase in accounts receivable which was the primary cause for the increase in current assets at the end of the second quarter of 1997 when compared to December 31, 1996. The increase in accounts receivable and the line of credit can be attributed to the seasonality of the wholesale distribution segment of the Company as shipments are increased to customers in preparation of the summer selling season. Cash for the six months ended June 30, 1997 decreased a net $913,000. In addition to the effect on cash from the changes in current assets and liabilities discussed above, the Company made scheduled payments on long term debt of $125,000 and had capital expenditures of $159,000.

        At June 30, 1997, Meyer Machine maintained a $1,200,000 bank line of credit, of which all was available to be borrowed. Meyer Machine has a commitment from its primary bank lender to provide a line of credit for up to $500,000, if needed, for equipment purchases. This commitment expires in June 1998.

        At June 30, 1997, Allen-Lewis maintained a line of credit with a bank that provided maximum borrowing capabilities of $4.0 million, subject to a borrowing base calculation, for working capital purposes and letters of credit. At June 30, 1997, Allen-Lewis had approximately $1,000 available for borrowing under this line of credit. On July 30, 1997, this line of credit was converted to a demand note subject to the borrowing base calculation.

        TCC Industries has an $85,000 and a $500,000 line of credit, neither of which had outstanding balances at June 30, 1997. These lines of credit are used to supplement the short-term cash needs of the parent company.

        Each of the subsidiaries bank lines of credit agreements contain provisions that limit or restrict the transfer of funds to the parent company in the form of cash dividends, loans, or advances. Management does not believe the restrictions will have a significant effect on the parent company's ability to meet ordinary cash obligations.

        For information on the impact of future changes in accounting principles see Note 8 to the Consolidated Financial Statements appearing elsewhere herein.

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

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES
               FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1997




                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

                 See Note 3 to the financial statements included elsewhere herein for a discussion of legal proceedings.

Item 2.  Changes in Securities

                 None.

Item 3.  Defaults upon Senior Securities

                 None.

Item 4.  Submission of Matters to a Vote of Security Holders

                 The Annual Meeting of Shareholders of TCC Industries, Inc. was held on May 7, 1997, for the purpose of electing two directors to the board of Directors and approving the appointment by the Board of Directors of Coopers & Lybrand L.L.P. as the firm of independent accountants to audit the accounts of the Company for the fiscal year ended December 31, 1997. Proxies for the meeting were solicited by the Company pursuant to Section 14(a) of the Securities Exchange Act of 1934. A solicitation in opposition to management's solicitation was made and the opposition's nominees for director, as listed in their proxy statement, were elected.


                 The vote on the election of the nominees for director was:

                                 William E. Callahan          Ed R. L. Wroe, Jr.
                 For                 828,870                      828,720
                 Withheld              9,063                        9,013


                                  Walter A. DeRoeck            Robert Thomajan
                 For                1,024,190                    1,025,275
                 Withheld               6,242                        4,957

                 The following directors, who were not up for election, continued in office: W. Grogan Lord, Frank W. Denius, J. Patrick Kaine and Lawrence W. Schumann. On July 2, 1997 Mr. Schumann resigned his position with the Company. See Part II,
                 Item 6(b).

                 The vote on approving the appointment of Coopers & Lybrand L.L.P. as the firm of independent accountants to audit the accounts of the Company for the fiscal year ended December 31, 1997 was:

                 For               1,453,089
                 Against              15,544
                 Abstain             399,533

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES

                 FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1997


                    PART II - OTHER INFORMATION (CONTINUED)

Item 5.  Other Information

                 None.

Item 6.  Exhibits and Reports on Form 8-K

6(a)     Exhibits:

                 10.23 Service agreement by and among Meyer Vi-Tech Limited and John Basketfield dated May 21, 1997.

                 11 The computation of fully diluted earnings per share would be the same as primary earnings per share, which is easily discernable on the face of the statements of operations included elsewhere herein.

                 27       Financial Data Schedules:

                          (i)     For the quarterly period ended June 30, 1997.

6(b)     Reports on Form 8-K:

                 The following is the date and description of the events reported on Form 8-K filed during the second quarter of 1997 and the Forms 8-K filed subsequently:

                 Date of Earliest Event
                 Reported on Form 8-K              Description

                 May 23, 1997                Announcement of Election of two
                                             new members to Board of Directors
                                             (see Part II, Item 4)

                 July 7, 1997                Walter A. DeRoeck was elected
                                             Chairman and Interim Chief
                                             Executive Officer of the Company,
                                             replacing Lawrence W. Schumann who
                                             resigned those positions. Mr.
                                             Schumann also agreed to resign as
                                             President and director of the
                                             Company. In addition, Robert
                                             Thomajan was elected to replace
                                             Frank Denius who resigned his
                                             position as Secretary of the
                                             Company. The Board also approved a
                                             resolution to expand the size of
                                             the Board by two seats and to add
                                             an advisory director to the Board.
                                             Mr. Schumann also agreed to sell
                                             the shares of the Company's common
                                             stock that he beneficially owns to
                                             Mr. DeRoeck and Mr. Thomajan for a
                                             price equal to the average closing
                                             price for the Company's shares for
                                             the past fifteen trading day
                                             period. The Board agreed to waive
                                             the provisions of the Company's
                                             Shareholders' Rights Plan to allow
                                             for Mr. DeRoeck and Mr. Thomajan to
                                             acquire up to twenty percent of the
                                             Company's outstanding shares in
                                             view of their agreement to acquire
                                             Mr. Schumann's shares.

                 July 11, 1997               Three new directors elected to the
                                             Board of Directors: Lawrence E.
                                             Tilton, Richard B. Curran and Alan
                                             M. Sager. Additionally, Robert D.
                                             Starnes was named as an advisory
                                             director.

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


                                                  TCC INDUSTRIES,INC.
                                        ----------------------------------------
                                        (Registrant)


                                        /s/ WALTER A. DeROECK
                                        ----------------------------------------
                                        WALTER A. DeROECK
                                        Chairman of the Board of Directors,
                                        Chief Executive Officer and
                                        Principal Financial Officer



Date:  August 13, 1997

                                 EXHIBIT INDEX



EXHIBIT
  NO.
-------

10.23 Service Agreement by and among Meyer Vi-Tech Limited and John Basketfield dated May 21, 1997.

11 The computation of fully diluted earnings per shares would be the same as primary earnings per share, which is easily discernable on the face of the statements of operations included elsewhere herein.

27       Financial Data Schedules:

         (i)     For the quarterly period ended June 30, 1997.