Form 10-Q
period 1997-09-30
TCC INDUSTRIES INC
filed 1997-11-12
CIK 96918

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

  For the transition period from _________________ to ________________________

                          Commission file number 1-7399

                              TCC INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Texas                                           74-1366626
-------------------------------                        -------------------
(State or other jurisdiction of                        (I. R. S. Employer
 incorporation or organization                         Identification No.)

                816 Congress Avenue, Suite 1250, Austin, TX 78701
               ---------------------------------------------------
               (Address of principal executive offices) (Zip code)

                                  (512)320-0976
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

             -------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

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

Yes       No
    ---      ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,778,615 shares as of November 7, 1997.

Part I.  Contents of Consolidated Financial Information:

                                                                 Page Number(s)
                                                                 --------------
         Consolidated Balance Sheet                                   1 - 2

         Consolidated Statement of Operations                         3 - 4

         Consolidated Statement of Shareholders' Equity                 5

         Condensed Consolidated Statement of Cash Flows                 6

         Notes to Consolidated Financial Statements                   7 - 10

         Management's Discussion and Analysis                        11 - 13

Part II. Other Information                                           14 - 16

         Signatures                                                    17

                      TCC INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                                 (In thousands)

                                                  September 30,    December 31,
   ASSETS                                             1997             1996
                                                  -------------    ------------
Current assets:
   Cash and cash equivalents                        $  5,540         $    779

   Receivables:
      Trade receivables, net
         of allowance of
         $90 and $89, respectively                     1,117            1,027
      Other, including interest                           72               21
                                                    --------         --------
                                                       1,189            1,048
                                                    --------         --------
   Inventory, net of
      valuation allowance of
      $872 and $182, respectively                      4,510            5,295

   Other                                                 194               98

   Current assets of discontinued operation               --            4,885
                                                    --------         --------
         Total current assets                         11,433           12,105
                                                    --------         --------

Property, plant and equipment                          2,917            2,843
   Accumulated depreciation                           (1,538)          (1,436)
                                                    --------         --------
                                                       1,379            1,407
                                                    --------         --------
Other assets                                             471              702

Non-current assets of discontinued operation              --            3,515
                                                    --------         --------
         Total assets                               $ 13,283         $ 17,729
                                                    ========         ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                      TCC INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET - continued
                                   (Unaudited)
                      (In thousands, except share amounts)

   LIABILITIES AND                           September 30,     December 31,
   SHAREHOLDERS' EQUITY                            1997             1996
                                             -------------     ------------
Current liabilities:
   Notes payable                               $  2,622         $  2,033
   Current maturities of
         long-term debt                             113              120
   Accounts payable                                 369              137
   Accrued expenses                                 282              359
   Current liabilities of discontinued
         operation                                   --            1,577
                                               --------         --------
         Total current liabilities                3,386            4,226
Long-term debt, less current
   maturities                                     1,032            1,119
Deferred liabilities                                111               74
Non-current liabilities of discontinued
   operation                                         --              786
                                               --------         --------
         Total liabilities                        4,529            6,205
                                               --------         --------
Commitments and contingencies

Shareholder's equity:
   Preferred stock, authorized
      2,000,000 shares, no par
      value, no shares issued                        --               --
   Common stock, authorized
      10,000,000 shares, par
         value $1 per share,
         2,841,601 shares issued                  2,842            2,842
   Additional paid-in capital                     8,744            8,746
   Cumulative foreign currency
         translation adjustment                      --               54
   Retained earnings (accumulated
         deficit)                                (2,573)             144
                                               --------         --------
                                                  9,013           11,786
   Less treasury stock,
         79,486 and 80,486 shares,
         respectively, at cost                     (259)            (262)
                                               --------         --------
         Total shareholders'
            equity                                8,754           11,524
                                               --------         --------
         Total liabilities
            and shareholders'
            equity                             $ 13,283         $ 17,729
                                               ========         ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                      TCC INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                   For the Three Months Ended
                                                          September 30,
                                                      1997            1996
                                                    -------         -------
Revenue                                             $ 1,585         $ 1,813
Cost of goods sold                                    1,416           1,266
                                                    -------         -------
         Gross profit                                   169             547

Selling, general and administrative
   expenses                                           1,254           1,062
                                                    -------         -------
         Operating loss                              (1,085)           (515)
                                                    -------         -------

Other income (expense):
   Interest income                                       16              13
   Interest expense                                    (131)            (96)
   Other, net                                             7              10
                                                    -------         -------
                                                       (108)            (73)
                                                    -------         -------
Loss from continuing operations before
   provision for income taxes                        (1,193)           (588)

Provision for state income taxes                          1               2
                                                    -------         -------

Loss from continuing operations                      (1,194)           (590)

Income from discontinued operation                       61             219

Loss from disposal of discontinued
   operation                                           (475)             --
                                                    -------         -------

Net loss                                            $(1,608)        $  (371)
                                                    =======         =======
Weighted average number of common
   and common equivalent shares
   outstanding                                        2,762           2,761
                                                    =======         =======
Earnings loss per common and common equivalent
   share:
     From continuing operations                     $ (0.43)        $ (0.21)
     From discontinued operation                       0.02            0.08
     From disposal of discontinued
        operation                                     (0.17)             --
                                                    -------         -------
     Net loss                                       $ (0.58)        $ (0.13)
                                                    =======         =======


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                      TCC INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                   For the Nine Months Ended
                                                          September 30,
                                                      1997            1996
                                                    -------         -------
Revenue                                             $ 6,247         $ 7,464
Cost of goods sold                                    4,817           5,047
                                                    -------         -------
         Gross profit                                 1,430           2,417

Selling, general and administrative
   expenses                                           3,351           3,366
                                                    -------         -------
         Operating loss                              (1,921)           (949)
                                                    -------         -------

Other income (expense):
   Interest income                                       33              46
   Interest expense                                    (400)           (311)
   Other, net                                          (486)             44
                                                    -------         -------
                                                       (853)           (221)
                                                    -------         -------

Loss from continuing operations before
   provision for income taxes                        (2,774)         (1,170)

Provision for state income taxes                          4               1
                                                    -------         -------

Loss from continuing operations                      (2,778)         (1,171)

Income from discontinued operation                      525             447

Loss from disposal of discontinued
   operation                                           (475)             --
                                                    -------         -------

Net loss                                            $(2,728)        $  (724)
                                                    =======         =======
Weighted average number of common
   and common equivalent shares
   outstanding                                        2,762         $ 2,761
                                                    =======         =======
Earnings loss per common and common equivalent
   share:
     From continuing operations                     $ (1.01)        $ (0.42)
     From discontinued operations                      0.19            0.16
     From disposal of discontinued
        operation                                     (0.17)             --
                                                    -------         -------
     Net loss                                       $ (0.99)        $ (0.26)
                                                    =======         =======

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                      TCC INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                   (Unaudited)
                                 (In thousands)

                                                                       Cumulative
                                                                        Foreign         Retained
                                        Par Value        Addt'l         Currency        Earnings
                        Number of       of Common        Paid-in       Translation    (Accumulated      Treasury
                         Shares          Shares          Capital        Adjustment      Deficit)         Stock            Total
                        ---------       ---------        -------       -----------    ------------      --------        ---------
Balances,
January 1, 1997            2,842         $ 2,842         $ 8,746          $ 54          $   144          $(262)         $ 11,524

Net loss                                                                                 (2,728)                          (2,728)

Exercise of
stock option                                                  (2)                                            3                 1

Foreign
currency
translation
adjustment                                                                 (54)              11                              (43)
                           -----         -------         -------          ----          -------          -----          --------

Balances,
September 31, 1997         2,842         $ 2,842         $ 8,744            --          $(2,573)         $(259)         $  8,754
                           -----         -------         -------          ----          -------          -----          --------

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                      TCC INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                    For the Nine Months Ended
                                                         September 30,
                                                       1997         1996
                                                      -------      -------
Net cash provided (used) by operating activities:
         Continuing operations, net                   $(1,783)     $    20
         Discontinued operation, net                      441           61
                                                      -------      -------
         Net cash provided (used) by
            operating activities                       (1,342)          81
                                                      -------      -------

Cash flows of investing activities:
   Additions to property, plant and
         equipment                                       (102)         (48)
   Proceeds from sale of assets                            10          110
   Other, net                                               1            2
   Proceeds from sale of discontinued
   operation, net                                       5,922           --
   Discontinued operation, net                           (125)        (162)
                                                      -------      -------
   Net cash provided (used) by investing
      activities                                        5,706          (98)
                                                      -------      -------
Cash flows of financing activities:
   Net borrowings of notes payable debt                   588          761
   Long-term debt paid                                    (93)      (1,115)
   Other, net                                               1            2
   Discontinued operation, net                            (99)         (93)
                                                      -------      -------
   Net cash provided (used) by financing
      activities                                          397         (445)
                                                      -------      -------
Net increase (decrease) in cash and cash
    equivalents                                         4,761         (462)
Cash and cash equivalents at beginning
    of period                                             779        2,224
                                                      -------      -------
Cash and cash equivalents at end
   of period                                          $ 5,540      $ 1,762
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

Note 3   Shareholders' Equity

         The loss per share for the three and nine months ended September 30, 1997 is calculated using the weighted average number of common shares outstanding for the three and nine months ended September 30, 1997. Common share equivalents would have diluted the loss per share and were therefore excluded from the computation.

                      TCC INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

Note 4   Inventories

         During the nine month period ended September 30, 1997, the Company recorded a $729,000 provision for finished goods valuation allowance at the wholesale distribution segment related to the decision to more rapidly reduce inventory levels and the estimated incentive discounts that are expected to be incurred to reduce the levels of certain items.

Note 5   Discontinued Operation

         On September 19, 1997 a wholly owned indirect subsidiary of the Company, Meyer Machine Company, completed the sale of substantially all of its assets for a cash consideration of $6,000,000 plus the assumption of its liabilities and contractual obligations by the purchaser. The purchaser was Meyer Acquisition Corporation, Inc. whose principal, Eugene Teeter, had been the President of Meyer Machine Company. In determining the amount of consideration paid by the buyer for the assets of Meyer Machine Company, the parties reviewed the historical financial statements of Meyer Machine Company and considered the book value and historical cash flow and the value of the goodwill of the company. Such consideration was determined as a result of arms length negotiations between representatives of the Company and the buyer. The Board received an opinion from Fowler Valuation Services, LC as to the fairness of the sale price from a financial point of view. The Company reported a loss on the sale of $475,000 (this loss does not take into consideration the extinguishment of a contingent liability of over $293,000 for golden parachute severance agreements with Mr. Teeter and with Mr. John Basketfield, the Managing Director of one of Meyer Machine Company's subsidiary companies). During the three months ended September 30, 1997 revenue from the Meyer Group was $2.3 million as compared to $3.0 million during the same period in 1996 and for the nine months ended September 30, 1997 revenue was $7.7 million as compared to $8.5 million during the same period in 1996.

Note 6   Other Expenses

         During the nine month period ended September 30, 1997, the Company incurred the following unusual and nonrecurring charges, both of which were reported as "Other income (expense) - other, net", on the Consolidated Statement of Operations:

         - $241,000 charge for the cost of the proxy election contest that was concluded in May, 1997.

         - $286,000 charge for the cost of the severance provisions pursuant to the employment agreement with the Company's former Chief Executive Officer.

Note 7   Recent Accounting Pronouncements

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

                      TCC INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

         In February 1997, the FASB issued SFAS 128, "Earnings Per Share" and SFAS 129, "Disclosure of Information About Capital Structure." SFAS 128 contains new computational guidelines and disclosure requirements for reporting earnings per share. SFAS 129 requires that disclosure about an entity's capital structure include a brief discussion of rights and privileges for securities outstanding, including dividend and liquidation preferences, participation rights, call prices and dates, conversion or exercise prices or rates and pertinent dates, sinking-fund requirements, unusual voting rights, and significant terms of contracts to issue additional shares. Both of the new standards become effective for financial statements issued for periods ending after December 15, 1997.

         Management believes that the Company currently substantially complies with the requirements of these new standards and that the implementation of the standards will not have a material impact on the Company's financial results.

Note 8   New Businesses

         In early September, 1997 the Company completed the organization of and commenced the operations of three new subsidiaries to engage in a broad range of merchant and investment banking services and to build a national consumer finance organization. Paladin Financial, Inc. ("Paladin") is primarily engaged in the origination, purchase and disposition of loans and the related real estate mortgages. Barton Creek Capital Corporation is engaged in developing an external client base for which it will provide a broad range of merchant and investment banking services, including private placements, mergers and acquisitions, and other financial advisory services. Texas Capital Markets, Inc., assists Paladin with the development and implementation of loan products and programs, the negotiation and closing of bulk loan purchases, the development and implementation of various loan disposition strategies and the procurement of the various financing facilities necessary for the implementation of the loan programs to be undertaken by Paladin. Although success in these new endeavors cannot be assured, the Company believes that the unique synergy among these subsidiaries will help provide a competitive advantage as the Company enters a new era of operations.

Note 9   Pending Matters

         On September 3, 1997, the Board of Directors of the Company adopted the TCC Industries, Inc. 1997 Incentive and Performance Stock Option Plan ("1997 Option Plan") in order to permit the grant of stock options to employees and directors of the Company and its subsidiaries, and reserved a total of 6,000,000 shares of Common Stock for issuance thereunder. The 1997 Option Plan, including the options awarded by the Compensation Committee of the Board of Directors thereunder, is subject to approval by the shareholders of the Company at a Special Meeting of Shareholders presently scheduled to be held on December 19, 1997. On October 17, 1997 the Company filed preliminary proxy materials with the Securities and Exchange Commission and intends to distribute definitive copies of the proxy materials to shareholders on or about November 17, 1997.

         As of November 7, 1997, there were 2,778,615 shares of Common Stock issued and outstanding, of which approximately 16.4% were owned beneficially by Walter A DeRoeck, Chairman and Chief Executive Officer of the Company, and Robert Thomajan, President of the Company, and approximately 2.9% of which were owned beneficially by the other directors of the Company and the other executive officers of the Company and its principal subsidiaries.

                      TCC INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

         If the Shareholders of the Company approve the 1997 Option Plan, and if the 6,000,000 shares of Common Stock (the maximum number of shares issuable under the 1997 Option Plan, subject to the adjustments described therein, are issued thereunder to the persons and in the amounts designated by the Compensation Committee (excluding any other shares of Common Stock that may be issued under the Company's other option plans or otherwise upon the determination of its Board of Directors), 8,778,615 shares of Common Stock will then be outstanding, of which approximately 39.4% will then be owned beneficially by Messrs. DeRoeck and Thomajan, and approximately 33.8% of which will then be owned beneficially by the other directors of the Company and the other executive officers of the Company and its principal subsidiaries, or their respective permitted assigns.

         Subject to certain "cliff vesting" provisions set forth in the 1997 Option Plan, the Company will be required to have realized, over the four-year-period that commenced on October 1, 1997 and ends on September 30, 2001, a minimum of $5.0 million in aggregate cumulative earnings in order for any shares to vest and, in order for the full 6,000,000 shares of Common Stock to be issued under the 1997 Option Plan, the Company will be required to have realized over the four-year period at least $60.0 million in aggregate cumulative earnings.

Note 10  Goodwill

         During the third quarter ended September 30, 1997, the Company determined that goodwill at the wholesale distribution segmment had been impaired as the sum of the expected future cash flows from this segment was not sufficient to support the recorded goodwill balance. As a result, the Company recorded a $226,000 impairment loss of goodwill, which is included in the selling, general and administrative expense caption. The loss was measured as the excess of the recorded goodwill balance over its fair value, with the fair value being estimated based on the expected future cash flows from the wholesale distribution segment for the next ten years, discounted at the Company's primary borrowing rate.

                      TCC INDUSTRIES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

         The following is management's discussion and analysis of the results of operations and financial condition of TCC Industries, Inc. and Subsidiaries ("the Company") during the periods included in the accompanying consolidated financial statements. The discussion below relates to material changes in the results of continuing operations for the three and nine months ended September 30, 1997 as compared to the same periods ended September 30, 1996 and to material changes in the financial condition of the Company occurring since the prior year end of December 31, 1996. The reader is invited to review Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 for further details regarding the significant factors affecting the results of operations and financial condition of the Company.

             COMPARISONS OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996

         The Company reported a net loss for the three months ended September 30, 1997 of $1,608,000 on revenue of $1,585,000 as compared to a loss of $371,000 on revenue of $1,813,000 for the same period in 1996.

         On September 19, 1997 the Company sold substantially all of the assets of its manufacturing segment for $6,000,000 in cash and the assumption of its liabilities and contractual obligations by the purchaser and reported a loss on sale of $475,000 (see Note 5).


         During the three month period ended September 30, 1997, the Company recorded the following unusual and nonrecurring charges to expense:

         - $300,000 provision for finished goods valuation allowance at the wholesale distribution segment related to the decision to more rapidly reduce inventory levels and the estimated incentive discounts that are expected to be incurred to reduce the levels of certain items.

         - $226,000 write-off at the wholesale distribution segment of the remaining unamortized portion of its goodwill.

         Excluding the above mentioned unusual and nonrecurring charges and the items related to discontinued operations, the Company realized a loss from continuing operations of $668,000 for the third quarter of 1997 as compared to a loss of $590,000 for the third quarter of 1996.

REVENUE

         Consolidated revenue from continuing operations decreased $228,000 (12.6%) to $1,585,000 for the third quarter of 1997 as compared to revenue of $1,813,000 for the third quarter of 1996. The decline in revenue is primarily due to the continuing declines in the booking of orders in the wholesale distribution segment, which have resulted in a 30% decline in the backlog at September 30, 1997 as compared to September 30, 1996.

GROSS PROFIT

         Consolidated gross profit from continuing operations decreased $378,000 to $169,000 in the third quarter of 1997 when compared to $547,000 for the same period in 1996.

         At the wholesale distribution segment, gross profit declined $372,000 to $160,000 (10.1% of sales) during the third quarter of 1997 when compared to $532,000 (29.6% of sales) for the same quarter of 1996, primarily due to the $300,000 provision for finished goods inventory valuation allowance and the decline in revenue, discussed above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Consolidated selling, general and administrative expenses increased $192,000 during the third quarter of 1997 when compared to the third quarter of 1996. The increase is primarily the result of the write-off of the remaining $226,000 of unamortized goodwill at the wholesale segment, discussed above.

OTHER INCOME (EXPENSE)

         Consolidated other expense, net of other income, increased $35,000 to $108,000 during the third quarter of 1997 when compared to the same period in 1996, primarily due to both a higher level of borrowing and higher interest rates on the working capital line of credit at the wholesale distribution segment.

                      TCC INDUSTRIES, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS - (CONTINUED)

          COMPARISONS OF THE RESULTS OF OPERATIONS FOR THE NINE MONTHS
                 ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996

         The Company reported a net loss for the nine month period ended September 30, 1997 of $2,728,000 on revenue of $6,247,000 as compared to a loss of $724,000 on revenue of $7,464,000 for the same period in 1996.

         On September 19, 1997 the Company sold substantially all of the assets of its manufacturing segment for $6,000,000 million in cash and the assumption of its liabilities and contractual obligations by the purchaser and reported a loss on sale of $475,000 (see Note 5).

         During the nine month period ended September 30, 1997, the Company recorded the following unusual and nonrecurring charges to expense:

         - $729,000 provision for finished goods valuation allowance at the wholesale distribution segment related to the decision to more rapidly reduce inventory levels and the estimated incentive discounts that are expected to be incurred to reduce the levels of certain items.

         - $241,000 charge for the cost of the proxy election contest that was concluded in May, 1997.

         - $286,000 charge for the cost of funding severance provisions pursuant to the employment agreement with the Company's former Chief Executive Officer.

         - $226,000 write-off at the wholesale distribution segment of the remaining unamortized portion of its goodwill.

         Excluding the above mentioned unusual and nonrecurring charges and the items related to discontinued operations, the Company realized a loss from continuing operations of $1,296,000 for the nine month period ended September 30, 1997 as compared to a loss of $1,171,000 for the same period in 1996.

REVENUE

         Consolidated revenue decreased $1,217,000 (16.3%) to $6,247,000 for the nine month period ended September 30, 1997 as compared to revenue of $7,464,000 for the same period in 1996. The decline in revenue is primarily due to the continuing declines in the booking of orders in the wholesale distribution segment, which have resulted in a 30% decline in the backlog at September 30, 1997 as compared to September 30, 1996.

GROSS PROFIT

         Consolidated gross profit from continuing operations decreased $987,000 to $1,430,000 in the nine month period ended September 30, 1997 when compared to $2,417,000 for the same period in 1996.

         At the wholesale distribution segment, gross profit declined $983,000 to $1,392,000 (22.4% of sales) for the first nine months of 1997 when compared to $2,375,000 (32.0% of sales) for the same period in 1996, primarily due to the $729,000 provision for finished goods inventory valuation allowance and the decline in revenue, discussed above.

OTHER INCOME (EXPENSE)

             Consolidated other expense, net of other income, increased $631,000 to $853,000 during the nine month period ended September 30, 1997 when compared to the same period in 1996, primarily due to (1) a higher level of borrowing and higher interest rates on the working capital line of credit at the wholesale distribution segment (2) 241,000 attributable to the cost of the proxy election contest and (3) a $286,000 charge for funding the severance provisions pursuant to the employment agreement with the Company's former Chief Executive.

                      TCC INDUSTRIES, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS - (CONTINUED)

         FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

NEW FINANCIAL SERVICES GROUP:

         In early September, 1997 the Company completed the organization of and commenced the operations of three new subsidiaries to engage in a broad range of merchant and investment banking services and to build a national consumer finance organization. Paladin Financial, Inc. ("Paladin") is primarily engaged in the origination, purchase and disposition of loans and the related real estate mortgages. Barton Creek Capital Corporation is engaged in developing an external client base for which it will provide a broad range of merchant and investment banking services, including private placements, mergers and acquisitions, and other financial advisory services. Texas Capital Markets, Inc., assists Paladin with the development and implementation of loan products and programs, the negotiation and closing of bulk loan purchases, the development and implementation of various loan disposition strategies and the procurement of the various financing facilities necessary for the implementation of the loan programs to be undertaken by Paladin. Although success in these new endeavors cannot be assured, the Company believes that the unique synergy among these subsidiaries will help provide a competitive advantage as the Company enters a new era of operations.

PROPOSED 1997 STOCK OPTION PLAN:

         On September 3, 1997, the Board of Directors of the Company adopted the TCC Industries, Inc. 1997 Incentive and Performance Stock Option Plan ("1997 Option Plan") in order to permit the grant of stock options to employees and directors of the Company and its subsidiaries, and reserved a total of 6,000,000 shares of Common Stock for issuance thereunder. The 1997 Option Plan, including the options awarded by the Compensation Committee of the Board of Directors thereunder, is subject to approval by the shareholders of the Company at a Special Meeting of Shareholders presently scheduled to be held on December 19, 1997. On October 17, 1997 the Company filed preliminary proxy materials with the Securities and Exchange Commission and intends to distribute definitive copies of the proxy materials to shareholders on or about November 17, 1997.

         As of November 7, 1997, there were 2,778,615 shares of Common Stock issued and outstanding, of which approximately 16.4% were owned beneficially by Walter A DeRoeck, Chairman and Chief Executive Officer of the Company, and Robert Thomajan, President of the Company, and approximately 2.9% of which were owned beneficially by the other directors of the Company and the other executive officers of the Company and its principal subsidiaries.

         If the Shareholders of the Company approve and adopt the 1997 Option Plan, and if the 6,000,000 shares of Common Stock (the maximum number of shares issuable under the 1997 Option Plan, subject to the adjustments described therein, are issued thereunder to the persons and in the amounts designated by the Compensation Committee (excluding any other shares of Common Stock that may be issued under the Company's other option plans or otherwise upon the determination of its Board of Directors), 8,778,615 shares of Common Stock will then be outstanding, of which approximately 39.3% will then be owned beneficially by Messrs. DeRoeck and Thomajan, and approximately 33.9% of which will then be owned beneficially by the other directors of the Company and the other executive officers of the Company and its principal subsidiaries, or their respective permitted assigns.

         Subject to certain "cliff vesting" provisions set forth in the 1997 Option Plan, the Company will be required to have realized, over the four-year-period that commenced on October 1, 1997 and ends on September 30, 2001, a minimum of $5.0 million in aggregate cumulative earnings in order for any shares to vest and, in order for the full 6,000,000 shares of Common Stock to be issued under the 1997 Option Plan, the Company will be required to have realized over the four-year period at least $60.0 million in aggregate cumulative earnings.

                         LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1997, the Company had working capital of $8.0 million and a current ratio of 3.4 to 1. This compares to working capital of $7.9 million and a current ratio of 2.9 to 1 at December 31, 1996. Cash for the nine months ended September 30, 1997 increased $4.8 million. The improvement in the current ratio and cash position is primarily due to the sale of the assets of the manufacturing segment for $6.0 million (see Note 5).

         At September 30, 1997, Allen-Lewis had a demand note credit agreement with a bank that provided maximum borrowing capabilities of $4.0 million, subject to a borrowing base calculation, for working capital purposes and letters of credit. At September 30, 1997, Allen-Lewis had less than $1,000 available for borrowing under this line of credit.

         On September 15, 1997, NationsBank of Texas, N.A. ("Bank"), agreed to extend to the Company a $5,000,000 line of credit ("Line of Credit) for the Company's use in financing, to the extent the Company's funds are not sufficient, the initial operations of its new Financial Services Group. In order to obtain the Line of Credit and to secure a favorable rate of interest, Walter
A. DeRoeck, Chairman and Chief Executive Officer of the Company, and Robert Thomajan, President of the Company, have each personally guaranteed the performance of the Company's obligations to the Bank under the Line of Credit. The Line of Credit, which matures on September 15, 1998, calls for quarterly interest payments to be made by the Company at the Bank's prime rate of interest, less .5%, per annum. Because of the guaranties provided by Messrs. DeRoeck and Thomajan, the Company was not required to secure the performance of its obligations under the Line of Credit by pledging as collateral any of its assets or other properties. Mr. DeRoeck and Mr. Thomajan have advised the Company that, in the event the shareholders of the Company do not approve the 1997 Option Plan prior to March 31, 1998, they will reserve the right to withdraw their personal guaranties. Should that occur, it is likely that the Bank would require immediate payment of any amount that was then payable under the Line of Credit and it is also likely that the Bank would withdraw its commitment to the Company to fund the Line of Credit. As of September 30, 1997, no funds had been drawn under this Line of Credit.

         For information on the impact of future changes in accounting principles see Note 7 to the consolidated financial statements appearing elsewhere herein.

                      TCC INDUSTRIES, INC. AND SUBSIDIARIES
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

               See Note 2 to the consolidated financial statements included elsewhere herein for a discussion of legal proceedings.

Item 2.   Changes in Securities

               None.

Item 3.   Defaults upon Senior Securities

               None.

Item 4.   Submission of Matters to a Vote of Security Holders

               None.

Item 5.   Other Information

               None.

Item 6.   Exhibits and Reports on Form 8-K

6(a)      Exhibits:

               10 Agreement with Lawrence W. Schumann entered into on July 2, 1997 to become effective on July 11, 1997 concerning Mr. Schumann's resignation from various positions with the Company and the related severance payment.

               11 The computation of fully diluted earnings per share would be the same as primary earnings per share, which is easily discernible on the face of the statements of operations included elsewhere herein.

               27  Financial Data Schedules:

                   (i)   For the quarterly period ended September 30, 1997.

6(b)      Reports on Form 8-K:

               The following is the date and description of the events reported on Form 8-K filed during the third quarter of 1997:

               Date of Earliest Event
               Reported on Form 8-K                   Description

               July 7, 1997              Walter A. DeRoeck was elected Chairman
                                         and and Interim Chief Executive Officer
                                         of the Company, replacing Lawrence W.
                                         Schumann who resigned those positions.
                                         Mr. Schumann also agreed to resign as
                                         President and Director of the Company.
                                         In addition, Robert Thomajan was
                                         elected to replace Frank Denius who
                                         resigned his

                      TCC INDUSTRIES, INC. AND SUBSIDIARIES
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                     PART II - OTHER INFORMATION (CONTINUED)

                                         position as Secretary of the Company.
                                         The Board also approved a resolution to
                                         expand the size of the Board by two
                                         seats and to add an advisory director
                                         to the Board. Mr. Schumann also agreed
                                         to sell the shares of the Company's
                                         common stock that he beneficially owned
                                         to Mr. DeRoeck and Mr. Thomajan for a
                                         price equal to the average closing
                                         price for the Company's shares for the
                                         past fifteen trading day period. The
                                         Board agreed to waive the provisions of
                                         the Company's Shareholder' Rights Plan
                                         to allow for Mr. DeRoeck and Mr.
                                         Thomajan to acquire up to twenty
                                         percent of the Company's outstanding
                                         shares in view of their agreement to
                                         acquire Mr. Schumann's shares.

                July 11, 1997            Three new directors elected to the
                                         Board of Directors: Lawrence E. Tilton,
                                         Richard B. Curran and Alan M. Sager.
                                         Additionally, Robert D. Starnes was
                                         named as an advisory director.

                September 3, 1997        The Board of Directors approved the
                                         forming of wholly-owned subsidiaries to
                                         engage in a broad range of merchant and
                                         investment banking services and to
                                         build a national consumer finance
                                         organization, in connection with which
                                         the Board adopted a stock option plan.
                                         The Company also announced the prior
                                         resignations of Messrs. Grogan Lord,
                                         Frank W. Denius and Patrick Kaine as
                                         directors and the election of Robert D.
                                         Starnes as a new director.

                September 9, 1997        Chairman Walter A. DeRoeck and
                                         President Robert Thomajan expressed
                                         surprise at the extent of the stock
                                         market reaction to the Company's
                                         announcement last week concerning its
                                         entry into the financial services and
                                         Title I business. They noted that prior
                                         to the announcement the daily volume of
                                         trading in the shares of TCC had been
                                         quite low while since the announcement,
                                         approximately 900,000 shares had been
                                         traded. At the same time, in the last
                                         three trading days, the price of TCC
                                         shares had risen from about $2.40 to
                                         over $5.00. While they both expressed
                                         optimism for the future of the Company,
                                         they pointed out that there was a
                                         considerable task before them and that
                                         they were starting from a base that had
                                         been weakened over the last several
                                         years by continued losses at the
                                         Company's subsidiaries.

                      TCC INDUSTRIES, INC. AND SUBSIDIARIES
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                     PART II - OTHER INFORMATION (CONTINUED)


                                         On September 16, 1997 the Company
                                         announced that it had an agreement in
                                         principle to sell all of the assets of
                                         one of its subsidiaries, Meyer Machine
                                         Company, to Meyer Acquisition
                                         Corporation, Inc., whose principal,
                                         Eugene Teeter, had been the President
                                         of Meyer Machine, for $6.0 million cash
                                         plus the assumption of all of Meyer
                                         Machine Company's liabilities and
                                         contract obligations.

                September 19, 1997       The Company announced that on September
                                         19, 1997 a wholly owned indirect
                                         subsidiary, Meyer Machine Company, had
                                         sold substantially all of its assets
                                         for a cash consideration of $6.0
                                         million plus the assumption of its
                                         liabilities and contractual obligations
                                         by the purchaser. The purchaser was
                                         Meyer Acquisition Corporation, Inc.
                                         whose principal, Eugene Teeter, had
                                         been the President of Meyer Machine
                                         Company. Pro forma financial
                                         information was filed.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               TCC INDUSTRIES, INC.
                                         ------------------------------------
                                         (Registrant)

                                         /s/ WALTER A. DEROECK
                                         ------------------------------------
                                         WALTER A. DEROECK
                                         Chairman of the Board of Directors,
                                         Chief Executive Officer and
                                         Principal Financial Officer

Date:  November 12, 1997

                                  EXHIBIT INDEX

EXHIBIT
  NO.
-------

10       Agreement by and between Lawrence W. Schumann and TCC Industries, Inc.

11 The computation of fully diluted earnings per shares would be the same as primary earnings per share, which is easily discernible on the face of the statements of operations included elsewhere herein.

27       Financial Data Schedules:

         (i)      For the quarterly period ended September 30, 1997