Form 10-K
period 1997-12-31
TCC INDUSTRIES INC
filed 1998-03-31
CIK 96918

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K
(Mark One)

    [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

    [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

             FOR THE TRANSITION PERIOD FROM           TO

                           COMMISSION FILE NO. 1-7399

                              TCC INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

                    TEXAS                                       74-1366626
       (State or other jurisdiction of                       (I.R.S. employer
       incorporation or organization)                       identification no.

              504 LAVACA STREET
                 SUITE 1004
                AUSTIN, TEXAS                                      78701
  (Address of principal executive offices)                      (Zip Code)

          Registrant's phone number, including area code: 512/708-5000 Securities registered pursuant to Section 12(b) of the Act:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
             -------------------                           ---------------------
        Common Stock, $1.00 par value                     New York Stock Exchange
 Rights to Purchase Series A Preferred Stock              New York Stock Exchange

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

     As of March 23, 1998, 2,813,815 common shares were outstanding and the aggregate market value of the common shares held by non-affiliates (based upon the closing price of these shares on the New York Stock Exchange) was approximately $21,103,613.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the following documents are incorporated by reference into the indicated part or parts of this report:

     Proxy Statement for the 1998 Annual Meeting of Shareholders Part III.

================================================================================

                                     PART I

ITEM 1. BUSINESS

  (a) General Development of Business

     TCC Industries, Inc. ("TCC Industries" or "Company") was incorporated under the laws of the State of Texas in October 1958. Its principal offices are located at 504 Lavaca Street, Suite 1004 Austin, Texas 78701. Its telephone number is (512) 708-5000. Unless the context otherwise requires, the terms "Company", "Registrant", and "TCC Industries" refer to TCC Industries, Inc. and its Subsidiaries.

     TCC Industries, Inc. through a subsidiary (Allen-Lewis Manufacturing Company) designs and distributes an extensive line of souvenir, novelty and gift items to theme, national and state parks, souvenir, novelty, gift and airport shops, military bases, truck stops, zoos, discount and variety stores, and other distributors.

     In October 1997, the Company, through its newly-formed subsidiaries, Paladin Financial, Inc. ("Paladin"), Barton Creek Capital Corporation ("Barton Creek") and Texas Capital Markets, Inc. ("Texas Capital"), commenced operations in the financial services industry. Paladin is primarily engaged in the origination, purchase and disposition of loans and the related real estate mortgages. Barton Creek was formed for the purpose of developing an external client base for which it will provide a broad range of merchant and investment banking services, including private placements, mergers and acquisitions, and other financial advisory services. Barton Creek will assist Paladin with the disposition of securities that will result from the securitization of Paladin's loan pools. Texas Capital was formed for the purpose of assisting Paladin with the development and implementation of loan products and programs, the negotiation and closing of bulk loan purchases, the development and implementation of various loan disposition strategies and the procurement of the various financing facilities necessary for the implementation of the loan programs to be undertaken by Paladin.

     In addition, until September 19, 1997, the Company also designed and manufactured, through its wholly-owned subsidiary, Meyer Machine Company ("Meyer Machine"), a proprietary line of specialized bulk material conveying and processing equipment and systems for the food, pharmaceutical and chemical industries. On September 19, 1997, the Company sold all of the assets of Meyer Machine to Meyer Acquisition Corporation, Inc. ("Meyer Acquisition"), in consideration of the payment of $6 million in cash and the assumption by the purchaser of substantially all of the liabilities of Meyer Machine. Meyer Acquisition, the principal shareholder of which is Eugene Teeter, was formed in June 1997 for the purpose of acquiring the assets of Meyer Machine. Prior to the closing of the sale of assets, Mr. Teeter had served as the President of Meyer Machine. As a result of the foregoing sale, on September 19, 1997, Mr. Teeter resigned as President of Meyer Machine and the Company discontinued operations as a designer and manufacturer of conveying and processing equipment and systems.

  (b) Financial Information About Industry Segments

     TCC Industries' identifiable industry segments are financial services and wholesale distribution. Through these segments, TCC Industries employs approximately 70 people. The revenue, operating income and identifiable assets of each of the Company's industry segments for the years ended December 31, 1997, 1996, and 1995, are set forth in Note 11 to the Consolidated Financial Statements, appearing elsewhere herein.

  (c) Narrative Description of Business

WHOLESALE DISTRIBUTION

 A.L. Investors, Inc., doing business as Allen-Lewis Manufacturing Company ("Allen-Lewis")

     Allen-Lewis designs and distributes an extensive line of souvenir, novelty and gift items. In addition, Allen-Lewis designs and sells silk-screened soft goods such as T-shirts, sweatshirts and caps. Allen-Lewis's product line is sold in most of the continental United States and Alaska, on a wholesale basis, to theme parks, national and state parks, souvenir shops, novelty shops, gift shops, airport shops, military bases, truck stops, zoos and discount and variety stores. The Company also sells to distributors who service retail outlets that are generally not served by the company's sales force.

     Allen-Lewis sells its product offerings through company direct field sales personnel and independent commissioned sales representatives who have assigned sales territories, directly through its in-house sales force and by attendance at trade shows. Allen-Lewis's in-house sales personnel service and cultivate relationships with large customers and also serve the needs of customers reached by a catalog. Allen-Lewis's revenue accounted for 93%, 100% and 100% of the Company's total consolidated revenue for the years ended December 31, 1997, 1996, and 1995, respectively, after adjustment for the discontinued operation.

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

     Most of the souvenir, gift and novelty inventory (other than soft goods) is purchased from suppliers in the Far East and is manufactured by companies with which Allen-Lewis has long-standing relationships. However, these suppliers could be negatively affected by changes in the economic and political climate of the countries in which they are located. Management of the Company believes that if a disruption of supply of products from these sources were to occur, the Company would be able to source similar products from suppliers located in other countries. If this were to occur, there could be a delay in receipt of merchandise and possible loss of sales, which could affect operating results adversely. Due to minimum order quantity requirements of suppliers and the length of time required to receive inventory shipped from the Far East, Allen-Lewis maintains significant levels of certain stock inventory items. The minimum order quantity requirements and long lead times result in low inventory turns. Allen-Lewis has added products to its line which are manufactured in the United States and has begun using suppliers located in the United States for certain products which heretofore were strictly imported. Most of Allen-Lewis's soft goods inventory is purchased from domestic textile mills and distributors of soft goods inventory. These items are available from several suppliers.

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

     During the months of August through December, theme, national and state parks, chain stores, large retailers and wholesalers are contacted to book orders to be shipped during the following January through June for the summer tourist season. During the months of January through July, other customers are contacted for orders for current shipment. Replacement orders are filled and shipped for all customers during the months of May through August. As a result, during 1997 approximately 80% of Allen-Lewis's sales occurred from January through August.

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

     During the years ended December 31, 1997 and 1996, no one customer accounted for more than 10% of Allen-Lewis's sales. It is the opinion of management that the loss of any one customer would not have a material adverse impact on the wholesale distribution operations over an extended period of time due to the ability to replace this business with business from other customers. The backlog of orders as of December 31, 1997 was approximately $1,722,000 as compared to approximately $2,067,000 as of December 31, 1996. It is anticipated that substantially all of the backlog at December 31, 1997 will be shipped during 1998.

     Allen-Lewis has approximately 45 employees.

FINANCIAL SERVICES

  PALADIN FINANCIAL, INC.

     General

     Paladin Financial, Inc. ("Paladin"), a Texas corporation, was formed in 1997 to originate, purchase, sell and securitize loans and the related real estate mortgages. Paladin concentrates its operations in the "non-prime" lending market and plans to expand its operations to build a national consumer finance company.

     The non-prime lending business concentrates on borrowers who, typically, are not lending candidates for traditional "A" credit lenders such as banks. Paladin finances Title I home improvement and manufactured home loans (Title 1 Home Improvement Loans and Title 1 Manufactured Homes, respectively, and collectively, "Title I Loans") and conventional consumer and home equity loans that may fund a variety of borrower needs ("Conventional Loans"). Cash used by Paladin to generate or purchase loans is provided by lending institutions such as banks through warehouse lines of credit, and through the securitization and sale of loans previously made or acquired by Paladin. Title I Loans are sold to, or securitized through, the Federal National Mortgage Association ("FNMA"), secondary mortgage investors and other financial institutions. Paladin plans initially to sell Conventional Loans for cash on a servicing-released basis to secondary mortgage investors and other financial institutions. Paladin currently originates loans primarily through a national network of pre-qualified mortgage company correspondents ("Correspondents") and through pre-qualified home improvement and manufactured home dealers principally located in the Southwestern and Western regions of the United States ("Dealers").

     Business Strategy

     Paladin seeks to become a leading consumer finance company with particular emphasis on the home equity and home remodeling financing markets. Paladin's primary goal is to increase loan volume while maintaining credit quality. The company's strategies include: (i) offering new Conventional Loan products; (ii) expanding its network of Correspondents and Dealers; (iii) realizing operational efficiencies through economies of scale and utilization of current technology; and (iv) using sales to FNMA, conversion of loans by FNMA into mortgage backed securities ("FNMA MBS") and securitization of loans and FNMA MBS in order to sell higher volumes of loans on more favorable terms. A significant volume of Paladin's business is from the purchase of FNMA MBS in the secondary market. Paladin will utilize the various FNMA loan purchase programs as a substantial part of its loan disposition strategy. Subject to the availability of additional capital resources, Paladin may begin selling Title I Loans, primarily manufactured home loans, through securitization by means of a company-sponsored Real Estate Mortgage Investment Conduit. However, there is no assurance that these objectives will be achieved.

     Loan Products

     Paladin originates and purchases Title I Loans and Conventional Loans which are typically secured by a second mortgage lien on a one-to-four family residence. Paladin will occasionally originate and purchase unsecured Title I Loans and Conventional Loans for its most creditworthy customers. Loans under Title I of the National Housing Act of 1934, administered by the U.S. Department of Housing and Urban Development ("HUD"), are eligible to be insured by the Federal Housing Administration ("FHA") for 90% of the loan principal and certain other costs. Among other things, Title I provides a credit insurance program enabling homeowners to borrow 100% of home improvement costs and 95% of the costs of purchase of manufactured homes. Title I Home Improvement Loans may be originated for up to $25,000 for a maximum term of 20 years on a single family unit. Typically, Title I Manufactured Home Loans may be originated for up to $64,800 for a maximum term of 20 years. In the case of Title I Home Improvement Loans the holder of a Title I Loan has the risk of potential loss of up to ten percent of the principal balance plus certain expenses. In the case of a Title I Manufactured Home Loan the holder has the risk of potential loss of up to ten percent of the total loss on the loan. The FHA insures the remaining principal balance of each Title I Loan and certain other costs, provided the loan was originated within HUD guidelines and the holder of the loans has maintained a loss reserve account required to be established with HUD. Paladin's borrowers will typically be classified as "A" through "C" credits, many of whom typically have less access to alternative forms of financing due to unfavorable credit experience, insufficient home equity, limited credit history or high levels of debt service. Because of the perceived additional credit risk, these loans typically bear a higher interest rate than rates charged by financial institutions to consumers with better credit ratings, but may have lower monthly payments due to a longer term.

     Loan Production

     It is anticipated that Paladin will originate loans principally through:
(i) a network of Correspondents; (ii) wholesale purchase transactions with large regional Correspondents; (iii) a network of Dealers; and (iv) direct mail or telephone solicitation of individual homeowners ("Direct Loans"). The process for loan originations through Correspondents and Dealers will follow agreed upon procedures which are common in the industry and comply with applicable regulatory guidelines.

     In addition to origination of loans, Paladin anticipates it will continue to purchase a significant volume of FNMA MBS in the secondary market. Paladin has a short-term bank repurchase line of credit in place to finance these purchases.

     It is anticipated that an integral part of Paladin's loan production strategy will be based on the proposed application of new computer capability and software technology to improve response time and service for loan customers. Paladin intends to phase out the traditional loan application and approval process in favor of a proprietary computerized method through utilization of the LendTech 2000(TM) loan approval and processing system. This method relies on sophisticated modeling software including artificial intelligence to provide real time credit evaluations and loan approvals through computer interfaces which can be accessed via the Internet by Correspondents and Dealers. The LendTech 2000(TM) system will provide, among other things, automated credit report inquiries, automated credit scoring, on-line underwriting and approval and real time access by Paladin's loan customers to the status of their loan applications and loans in process. Paladin expects that this technology will increase loan production efficiencies by minimizing manual processing of loan documentation, enhancing the quality of loan processing by reducing human error and facilitating loan administration and collections by providing easier access to loan information. The implementation of the LendTech 2000(TM) system has commenced and the system will be gradually integrated into Paladin's operations during 1998.

     Paladin has commenced the establishment of networks of Correspondents and Dealers through which to originate loans. The initial response to Paladin's program has been positive; however, there can be no assurance that this response will continue or the duration it will continue.

     Loan and FNMA MBS Sales.

     Paladin anticipates that it will sell the majority of its Title I home improvement Loans either directly to FNMA or indirectly by converting the loans to FNMA MBS and then selling or securitizing the FNMA MBS. Under the FNMA MBS program, Title I Home Improvement Loans are delivered to FNMA and utilized as collateral when FNMA converts them into mortgage backed securities. In return for payment of a guarantee fee, FNMA guarantees all principal and interest payments to the holder of the FNMA MBS. As a part of the transaction in which Title I Home Improvement Loans are converted to FNMA MBS, the risk of loss on the 10% portion of loans not insured by FHA is assumed by FNMA, thereby greatly reducing Paladin's exposure to credit risk. Although there is an established secondary cash market for the resale of FNMA MBS, Paladin anticipates utilizing the FNMA MBS it acquires as collateral for a re-securitization where it would sell to institutional investors asset backed bonds in a trust at par and retain a residual certificate (Interest-Only Strip) in the future cash flows during the term of the underlying FNMA MBS. In this regard, Paladin created a wholly owned Delaware business trust that issued asset backed bonds collateralized by the FNMA MBS. The asset backed bonds were sold by Barton Creek in a private placement and the Interest-Only Strip is owned 100 percent by Paladin. Paladin anticipates that it will initially sell its Conventional Loans and Title I Manufactured Home Loans on a pre-committed, "servicing-released" basis (as defined below) to institutional investors for cash, thereby passing future credit risk to the purchasers of the loans.

     Loan Servicing

     As an approved FNMA seller/servicer of Title I Home Improvement Loans, Paladin is required to act as servicer of record for all such Loans sold to and MBS created by FNMA. Paladin will utilize a third-party subservicer, as allowed by FNMA, to perform the actual servicing and collection function on loans for which it is the record servicer. As to all other types of loans purchased or originated, Paladin anticipates that for the foreseeable future it will sell such loans to third parties on a "servicing released" basis where the obligation for loan servicing will be transferred to the purchaser of the loans.

     Markets

     The principal market for Paladin is the large and highly fragmented home remodeling and home equity lending markets. According to the National Association of Home Builders, the home remodeling industry in the United States is expected to grow from an estimated $121 billion is 1994 to approximately $181 billion in the year 2000. Total loans financed under Title I aggregated approximately $1.5 billion in the last HUD fiscal year. The number of people choosing to purchase existing rather than new homes directly affects the home improvement market. Currently, in excess of 80% of home purchases nationally are of existing homes. This trend, together with the overall aging of the national housing stock, among other factors, has contributed to substantial growth in the home improvement lending market in recent years.

     Competition

     Paladin competes with numerous well-known and established companies in the consumer finance markets with significantly greater resources, more established loan production and marketing staffs and better access to capital markets. However, by focusing primarily on home improvement and home equity loans to individuals who cannot qualify for traditional financing, Paladin believes it will be able to gain a competitive position in the market place. Competition for Correspondents is primarily a function of price, available products and service. Paladin believes it will be able to expand its Correspondent loan business by increasing the number of correspondent lenders through the automated loan processing, documentation and on-line access provided by the LendTech 2000(TM) system.

     Regulation

     All aspects of the operation of Paladin are subject to government regulation, supervision and licensing, including without limitation, loan origination, credit activity, interest rates and finance charges, disclosure to customers, the terms of secured transactions and the collection and handling of defaulted loans. Paladin has obtained a contract of insurance for property improvement and manufactured home loans issued by HUD which qualifies it for the origination and purchase of Title I Loans. Each Correspondent and Dealer established by Paladin must be sponsored by Paladin and approved by HUD in connection with Title I Loans. Paladin is required to be qualified and licensed to conduct its loan activities in each state in which its activities are conducted. Legislation affecting Paladin's operations includes, but is not limited to, the Truth in Lending Act, the Real Estate Settlement Procedures Act, the Equal Credit Opportunity Act, the Home Mortgage Disclosure Act, the Fair Credit Reporting Act and the Fair Debt Collection Act.

     All of the laws and regulations applicable to Paladin are subject to frequent amendment and change. There can be no assurance that these laws, rules and regulations will not be amended and changed, or other laws, rules and regulations will not be adopted in the future in a form that could make compliance much more difficult or expensive, restrict Paladin's ability to originate, broker, purchase or sell loans, further limit or restrict the amount of commissions, interest or other charges earned on loans originated, brokered, purchased or sold by Paladin, or otherwise affect the business or prospects of Paladin. In particular, the ability of Paladin to participate in Title I Loans is dependent on the continuation of the Title I program in substantially its present form. Should the Title I program be suspended, discontinued or substantially altered as a result of cost cutting or other efforts by the Congress of the United States, the ability of Paladin to participate in Title I Loans could be substantially and adversely affected.

     At December 31, 1997 Paladin had 18 employees.

 BARTON CREEK CAPITAL CORPORATION

     Barton Creek Capital Corporation ("Barton Creek"), a Texas corporation, and a member of the National Association Of Securities Dealers "NASD", was formed for the purpose of developing an external client base for which it will provide a broad range of merchant and investment banking services, including private placements, mergers and acquisitions, and other financial services. Barton Creek will specialize in providing public, private, bridge and mezzanine financing for emerging small-cap, growth-oriented public and private companies in Texas and the Southwest. Such companies typically may not have sufficient bank borrowing capacity to support attractive acquisitions and growth opportunities, may not desire to issue common stock, and may be frequently undervalued due to a lack of broad stock ownership, (i.e. a developed base of retail and institutional stockholders) because of little or no research sponsorship.

     Barton Creek will act as placement agent on behalf of Paladin for the sale of the asset backed securities which result from re-securitization of Paladin's FNMA MBS. In this regard, Barton Creek acted as a placement agent in the sale of Asset Backed Bonds, Series 1997-1, created through Paladin's FNMA MBS, to qualified institutional buyers and accredited investors.

     As a registered Broker/Dealer Barton Creek will provide a critical resource to Paladin by way of its registration with and authorization by regulatory bodies which control the registration and/or sale of securities. In addition, Barton Creek contributes essential and broad knowledge of securities transactions through an experienced group of former investment bankers, former bank executives and certified public accountants. The company has strong ties to an established network of financial institutions, hedge funds and high net worth individuals, and these relationships should greatly enhance Paladin's ability to place profitably securities created through its operations.

     Prior to joining in the formation of Barton Creek, Barton Creek's management has established a proven record of helping both existing and emerging public and private companies, and has worked to develop, structure and place a variety of asset-backed securitizations and other innovative products. The company's management has expertise in the following areas: (i) government and agency bonds, (ii) mortgage backed securities, (iii) collateralized mortgage operations, (iv) municipal bonds, (v) corporate bonds, (vi) high yield corporate bonds, (vii) distressed securities/special situations, (viii) asset-backed securities, and (ix) bank debt.

     As of December 31, 1997 Barton Creek had 5 employees.

  TEXAS CAPITAL MARKETS, INC.

     Texas Capital Markets, Inc. ("Texas Capital"), a Texas corporation, was formed for the purpose of assisting Paladin with the development and implementation of loan products and programs, the negotiation and closing of bulk loan purchases, the development and implementation of various loan disposition strategies and the procurement of various financing facilities necessary for the implementation of the loan programs to be undertaken by Paladin. In this respect, during the fourth quarter of 1997 Texas Capital and Barton Creek negotiated the initial bulk purchase of FNMA MBSs on behalf of Paladin. Moreover, it is anticipated that Texas Capital along with Barton Creek will continue to be primarily responsible for the negotiation and closing of most secondary market FNMA MBSs and bulk loan purchases. Texas Capital has developed the re-securitization model to be utilized in the disposition of FNMA MBS, and on an ongoing basis Texas Capital will, as necessary, modify and adapt this securitization model as market conditions change. It is anticipated that Texas Capital will develop and assist Paladin in the implementation of all future loan disposition structures, including: (i) locating and negotiating agreements with third party purchasers of whole loans; (ii) developing the economic models and financial structures for future loan securitizations; and
(iii) negotiating with rating agencies, insurers, investment bankers and third party investors in future loan securitizations. Texas Capital will also provide ongoing consultation relative to development of new loan products and long-term capital market strategy.

     It is also anticipated that Texas Capital and Barton Creek will be integrally involved in the process of locating, negotiating and closing the various financing facilities required to implement origination and sale of Paladin's current and future loan products. The employees of Texas Capital have experience in the financial markets, the Title I and home equity debt consolidation markets in particular in arranging financing for loan warehouse financing, FNMA MBS repurchase financing, and financing of derivative financial instruments such as interest-only strips.

     Texas Capital anticipates the near-term development, on behalf of Paladin, of a conduit facility similar to a real estate mortgage investment conduit, to facilitate the securitization of Title I Home Improvement Loans on behalf of third party loan originators. Under this arrangement, Paladin would purchase Title I Loans at below current market cash prices in return for allowing the loan originators to participate in the interest-only strip ultimately created from the securitization process. Paladin would then convert the Title I Loans to FNMA MBSs, and Texas Capital would then structure and close the resecuritization of the FNMA MBSs. The interest-only strip created from this transaction would then be allocated between Paladin and the loan originator on a contractual basis negotiated between Paladin and the originator. Based on the desire of many third party originators to increase their profit through participation in the "back side" of loan sales, Texas Capital anticipates that this program will provide substantial, incremental Title I Loan volume, at significantly lower cash premiums.

     As of December 31, 1997 Texas Capital had one employee.

ITEM 2. PROPERTIES

     The Registrant maintains its principal executive offices in approximately 14,000 square feet of leased office space, in order to support the combined business operations of the Company, Paladin, Barton Creek and Texas Capital at 504 Lavaca Street, Suite 1004 Austin, Texas 78701

     Allen-Lewis owns two buildings in Denver, Colorado, aggregating 61,000 square feet. These facilities are for general office, showroom, warehousing and the silk-screening operations. The properties are fully utilized by Allen-Lewis and maintained in good condition. Both of Allen-Lewis's buildings are pledged as collateral for notes payable. From time-to-time, Allen-Lewis also leases temporary warehouse space in Denver, Colorado, to accommodate inventory levels in excess of what can be stored in the company's warehouse.

ITEM 3. LEGAL PROCEEDINGS

     See Note 7 to the Consolidated Financial Statements, appearing elsewhere herein, for a discussion of legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A special meeting of shareholders of TCC Industries was held on December 19, 1997 to consider and vote on a proposal to approve and adopt the TCC Industries, Inc. 1997 Incentive and Performance Stock Option Plan and the options awarded by the Compensating Committee of the Board of Directors thereunder. The results of the vote were as follows:

                                                               SHARES     % OF VOTING
                                                               ------     -----------
For.........................................................  1,522,967      91.00
Against.....................................................    124,902       7.46
Abstentions.................................................     25,689       1.54
Broker Non-votes............................................         --         --

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

     There were 2,813,815 shares of the Company's common stock, par value $1, outstanding as of March 23, 1998, owned of record by approximately 2,700 shareholders, as reported by the Company's transfer agent, excluding individual participants in security position listings such as Cede & Co. At March 23, 1998, officers and directors owned 18.4% of the stock as calculated in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. The common stock is listed on the New York Stock Exchange (trading symbol: TEL). The following table sets forth the high and low sales prices for the common stock as reported by the New York Stock Exchange for each quarterly period during the last two years.

1996
  First Quarter.............................................    $2 3/4        $2
  Second Quarter............................................    $2 5/8        $2
  Third Quarter.............................................    $2 1/2        $1 5/8
  Fourth Quarter............................................    $2            $1 1/2
1997
  First Quarter.............................................    $2 1/8        $1 1/2
  Second Quarter............................................    $2 1/2        $1 1/2
  Third Quarter.............................................   5$ 13/16       $2 1/16
  Fourth Quarter............................................   6$ 11/16       $4 3/16

     The closing price of the Company's common stock on March 23, 1998, as reported by the New York Stock Exchange, was $7.50 per share.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                               AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                                           ---------------------------------------------------
                                            1997       1996       1995       1994       1993
                                           -------    -------    -------    -------    -------
                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenue..................................  $ 7,116    $ 8,420    $ 9,152    $10,642    $11,902
Income (loss) from continuing
  operations.............................   (4,613)    (1,961)      (643)      (580)       528
Earnings (loss) per share from continuing
  operations.............................    (1.67)      (.71)      (.23)      (.21)       .16
Shareholders' equity per share...........     2.52       4.17       4.69       4.73       4.74
Total assets.............................   13,261     17,729     19,306     19,864     19,975
Long-term debt...........................    2,731      1,119      1,885      1,393      1,287
Cash dividends per common share..........       --         --         --         --         --

     The foregoing should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and Notes thereto included elsewhere herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     When used in this discussion, the words "believes, anticipated" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS:

  1997 vs. 1996

     Until September 19, 1997, the Company designed and manufactured, through its wholly-owned subsidiary, Meyer Machine Company ("Meyer Machine"), a proprietary line of specialized bulk material conveying and processing equipment and systems for the food, pharmaceutical and chemical industries. On September 19, 1997, the Company sold all of the assets of Meyer Machine to Meyer Acquisition Corporation, Inc. ("Meyer Acquisition"), in consideration of the payment of $6 million in cash and the assumption by the purchaser of substantially all of the liabilities of Meyer Machine. The Company reported a loss on the sale of $457,000.

     As a result of the above sale, consolidated operations as reported herein, consists solely of the wholesale distribution segment (Allen-Lewis Manufacturing) and the financial services segment (Paladin, Barton Creek and Texas Capital) which initiated operations during the fourth quarter of 1997.

     Revenue at the wholesale distribution segment decreased $1,304,000 (15.5%) to $7.1 million for the year ended December 31, 1997, as compared to revenue of $8.4 million in 1996. The decline in revenue was primarily the result of a decline in bookings during the 1996 selling season.

     During the fourth quarter of 1997 the financial services segment consummated its first securitization, a $25 million transaction on which it reported a gain on sale of $504,000.

     For 1997, the wholesale distribution segment recorded consolidated gross profit of $1.4 million (20.3% of sales), as compared to $2.7 million (32.0% of sales) for 1996. The decline in gross profit is primarily the result of the decrease in revenues discussed above, an increase of sales of slow moving and discontinued items at discounted prices and the provision of a $729,000 valuation reserve on slow-moving inventory where the estimated incentive discounts on such items reduced the net realizable value below their carrying amounts.

     The Company reported selling, general and administrative expenses of $5.3 million during 1997, as compared to $4.5 million for 1996. The increase of $835,000 is primarily the result of $910,000 of expenditures by the new financial services segment, a $226,000 write-off of the remaining unamortized portion of goodwill at the wholesale distribution segment and partially offset by a reduction of $168,000 in officers salary expense at TCC Industries (the parent company).

     The Company reported an operating loss of $3,339,000 for 1997, as compared to an operating loss of $1,755,000 for 1996. The increased operating loss is the result of the decline in gross profit, discussed above, which included the $729,000 provision for inventory valuation reserve, plus a $226,000 write-off of the remaining unamortized portion of the goodwill of the wholesale distribution segment.

     Other expense, net of other income, increased $1,071,000 to a net expense of $1,271,000 for the year ended December 31, 1997, as compared to a net expense of $200,000 in 1996. The primary reasons for the variance is a $477,000 charge for the cost of funding severance provisions pursuant to employment agreements with former officers of the Company, approximately $500,000 in costs of special proxy elections and an increase in interest expense at the wholesale distribution segment of $108,000 due to both higher debt utilization and higher interest rates.

  1996 vs. 1995

     As a result of the sale of Meyer Machine discussed above (1997 vs. 1996 Results) consolidated operations, as reported herein, consists only of the wholesale distribution segment (Allen-Lewis Manufacturing) and the financial services segment (Paladin, Barton Creek and Texas Capital) which did not initiate operations until the fourth quarter of 1997.

     Revenue at the wholesale distribution segment decreased $732,000 (8.0%) to $8.4 million for the year ended December 31, 1996, as compared to revenue of $9.2 million in 1995. The decline in revenue was primarily the result of an overall decline in demand for merchandise due to weak market conditions, a condition the company has experienced for the past two years, a decline in bookings during the 1995 selling season and increased competition in the markets served by the wholesale distribution segment.

     For 1996, the wholesale distribution segment recorded consolidated gross profit of $2.7 million (32.0% of sales), as compared to $3.1 million (33.3% of sales) for 1995. The decline was primarily the result of the change in the product mix with more sales qualifying for quantity discounts and with increased sales of slow moving and discontinued items at discounted prices.

     The Company reported an operating loss of $1,755,000 for 1996, as compared to an operating loss of $1,030,000 for 1995. The increased operating loss is the result of the decline in gross profit, discussed above, a $334,000 (6.8%) increase in selling, general and administrative expenses in 1996 at the wholesale distribution segment, when compared to 1995, due primarily to higher selling and marketing expenses ($117,000) and higher wages and consulting fees ($143,000). The increase in selling, general and administrative expenses in 1996 primarily resulted from an increase in catalog, travel and trade show expenses.

     Other expense, net of other income, increased $583,000 to a net expense of $200,000 for the year ended December 31, 1996, as compared to other income, net of other expense, of $383,000 in 1995. The primary reason for the variance is a $397,000 decrease in the gains on sale of fixed assets and assets held for sale in 1996, when compared to 1995.

OUTLOOK

     In October 1997, the Company, through its newly-formed subsidiaries, Paladin, Barton Creek and Texas Capital, commenced operations in the financial services industry. Paladin is primarily engaged in the origination, purchase and disposition of loans and the related real estate mortgages. Barton Creek was formed for the purpose of developing an external client base for which it will provide a broad range of merchant and investment banking services, including private placements, mergers and acquisitions, and other financial advisory services. Barton Creek will also assist Paladin with the disposition of securities that will result from the securitization of Paladin's loan pools. Texas Capital was formed for the purpose of assisting Paladin with the development and implementation of loan products and programs, the negotiation and closing of bulk loan purchases, the development and implementation of various loan disposition strategies and the procurement of the various financing facilities necessary for the implementation of the loan programs to be undertaken by Paladin. The Company believes that the unique synergy among these subsidiaries will help provide a competitive advantage as the Company enters a new era of operations.

     Since the Company's new management was installed in mid-1997 the entire management of Allen-Lewis has been replaced, the sales force has been organized and relocated, significant amounts of slow-moving inventory have been sold and a valuation reserve of approximately one million dollars has been established for the remaining inventory. The first new sales catalog since 1995 has been printed and distributed. Overall staffing and operating overhead expenses have been reduced by approximately one-third. The downtrend of the last three years in bookings and sales has been reversed and for the first time since 1994 Allen-Lewis is expected to begin achieving improved results.

     During 1997 parent company overhead expenses totaled approximately $1.5 million which included $783,000 in unusual items related to special proxy work and severance pay to a former executive. The elimination of these unusual expenses in 1998 combined with the fact that the two principal executives of the Company are serving without compensation until the Company achieves profitability will significantly reduce parent company overhead expenses in 1998. Comparable officers salaries were $186,000 in 1996 and 92,000 in 1997 (only paid for one-half of year).

     The Company's computer software programs utilize four digits to define the applicable calendar year and therefore the Company has no internal risk concerning the Year 2000 issue. Any problems the Company's suppliers and customers may have related to this issue are not expected to affect the Company. The Company has not incurred any costs related to this issue and is not expected to incur any such costs in the future.

  Liquidity and Capital Resources

     At December 31, 1997, the Company had a working capital of $5.2 million and a current ratio of 2.6 to 1, as compared to working capital of $7.9 million and a current ratio of $2.9 to 1 at December 31, 1996. The decline in working capital primarily resulted from the sale of Meyer Machine.

     At December 31, 1996, the Company had working capital of $7.9 million and a current ratio of 2.9 to 1 as compared to working capital of $9.5 million with a current ratio of 3.6 to 1 at December 31, 1995. The decrease in the level of working capital and decline in the current ratio at December 31, 1996, compared to December 31, 1995, is primarily due to a conversion of approximately $700,000 of long-term debt at Allen-Lewis to notes payable as part of the refinancing of Allen-Lewis's line of credit in 1996, and a reduction in the level of receivables and inventory by approximately $1.0 million. The decline in receivables and inventory, despite an increase in sales in 1996 of approximately four percent, resulted primarily from a targeted effort to reduce balances in these accounts in order to improve cash flow by increasing inventory turns and reducing days sales outstanding.

     Allen-Lewis maintains a demand revolving line of credit with a financial institution that provides maximum borrowing capabilities of $4,000,000, subject to a borrowing base calculation, for working capital purposes and support for letters of credit (maximum limit of $150,000). The daily cash receipts of Allen-Lewis are used to reduce the outstanding borrowings under the line, and as a revolving line of credit, the availability fluctuates on a daily basis. At December 31, 1997 and 1996, $1,925,000 and $2,033,000, respectively of this line were outstanding. Under the borrowing base calculation, Allen-Lewis had overdrawn this line by approximately $29,000 at December 31, 1997 and had available under the line approximately $276,000 at December 31, 1996. The demand line of credit is collateralized by all of the assets of Allen-Lewis. The interest rate for the demand line of credit is adjusted quarterly and can range from prime plus one percentage point to prime plus three and one-half percentage points, depending on an interest coverage ratio. At December 31, 1997 and 1996, the demand line of credit had an interest rate of 12% and 10.75%, respectively. The demand line of credit contains provisions that limits Allen-Lewis's ability to pay dividends and fees to TCC Industries (the parent company).

     Certain of Allen-Lewis's customers are offered extended payment terms whereby shipments of inventory made early in the year do not have to be paid for until later in the summer of that year.

     TCC Industries, Inc. (parent company) has an $5,000,000 line of credit bearing interest at prime minus 0.5% and is personally guaranteed by the Chairman of the Board and the President of the Company. This line of credit is used to supplement the short-term cash needs of the parent company. No amounts were drawn on the lines of credit during 1997 and at December 31, 1997, the entire balance was available.

     During 1997, the Company incurred approximately $626,000 in capital expenditures, as compared to $59,000 in 1996 and $59,000 in 1995 that were financed through cash flow from operations. The Company expects 1998 capital expenditures to approximate $200,000, with such expenditures to be financed from cash flow from operations and borrowings.

INFLATION AND CHANGING PRICES

     The Company believes that the effect of inflation and changing prices has not had, and for the foreseeable future will not have, a material impact on revenue and/or the operating results of the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial Statements and supplementary data are as listed in the attached Index To Consolidated Financial Statements and Financial Statement Schedules appearing on page F-1 in this Annual Report on Form 10-K.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     Information with regard to directors and executive officers and their business experience is set forth under "ELECTION OF DIRECTORS", and information with regard to reports filed by directors, executive officers and beneficial owners of more than 10% of the Company's common stock is set forth under "SECTION 16 (a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE", each in the Registrant's Definitive Proxy Statement for the 1998 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     Information with regard to executive compensation and pension or similar plans is set forth under "COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS" and "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" in the Registrant's Definitive Proxy Statement for the 1998 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with regard to security ownership of certain beneficial owners and management is set forth under "PRINCIPAL SHAREHOLDERS" and "ELECTION OF DIRECTORS" and "INTEREST OF MANAGEMENT IN CERTAIN TRANSACTIONS" in the Registrant's Definitive Proxy Statement for the 1998 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with regard to certain relationships and related transactions is set forth under "COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS" in the Registrant's Definitive Proxy Statement for the 1998 Annual Meeting of Shareholders, and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) (1) and (2) Financial Statements and Financial Statement Schedules.

     See Index to Consolidated Financial Statements and Financial Statement Schedules appearing on Page F-1 in this Annual Report on Form 10-K.

     (3) Exhibits

          (Asterisk (*) indicates exhibits previously filed with the Securities and Exchange Commission which are incorporated herein by reference to this Annual Report on Form 10-K for the fiscal year ended December 31, 1997.)

     (3) Articles of Incorporation and Bylaws:

          (i) Articles of Incorporation:


         *3.11           -- Amendment to the Company's Articles of Incorporation
                            dated May 9, 1988.
         *3.17           -- Articles of Amendment dated June 1, 1994.

          (ii) By-laws:

         *3.1            -- Second Amended and Restated Bylaws of the Company.
         *3.12           -- Amendment to Bylaws of the Company.
         *3.13           -- Amendment to Bylaws of the Company, dated April 23, 1991.
         *3.14           -- Amendment to Bylaws of the Company, dated January 9,
                            1992.
         *3.15           -- Amendment to Bylaws of the Company, dated March 16, 1993.
         *3.16           -- Third Amended and Restated Bylaws of the Company, dated
                            March 14, 1994.
         *3.18           -- Amendment No. 1 to Third Amended and Restated Bylaws of
                            the Company.
         *3.19           -- 1995 Amendment No. 1 to the Third Amended and Restated
                            Bylaws of the Company.
         *3.20           -- 1997 Amendment No. 1 to the Third Amended and Restated
                            Bylaws of the Company.
         *3.21           -- 1997 Amendment No. 2 to the Third Amended and Restated
                            Bylaws of the Company.
          3.22           -- 1997 Amendment No. 3 to the Third Amended and Restated
                            Bylaws of the Company.

     (4) Instruments Defining the Rights of Security Holders Including
Indentures:

         *4.2            -- Rights Agreement dated as of May 1, 1991, between the
                            Company and Ameritrust Company National Association,
                            which includes the form of Statement of Resolution
                            Establishing Series of Shares setting forth the terms of
                            the Series A Preferred Stock, no par value, as Exhibit A,
                            the form of Rights Certificate as Exhibit B and the
                            Summary of Rights to Purchase Series A Preferred Stock as
                            Exhibit C.
         *4.3            -- Form of Rights Certificate (included as Exhibit B to
                            Rights Agreement incorporated herein by reference
                            pursuant to 4.2 above.) Pursuant to the Rights Agreement,
                            printed Right Certificates will not be mailed until as
                            soon as practicable after the date the Rights become
                            detachable from shares of the Company's Common Stock (the
                            "Distribution Date").

         *4.4            -- Form of Summary of Rights to Purchase Series A Preferred
                            Stock (included as Exhibit C to Rights Agreement
                            incorporated herein by reference pursuant to 4.2 above)
                            which, together with certificates representing the
                            outstanding Common Shares of the Company, shall represent
                            the Rights until the Distribution Date.
         *4.5            -- Specimen of legend to be placed, pursuant to Section 3(c)
                            of the Rights Agreement, on all new Common Share
                            certificates issued after May 6, 1991 and prior to the
                            Distribution Date upon transfer, exchange or new
                            issuance.
         *4.6            -- Amendment No. 2 to Amended and Restated Rights Agreement
                            of the Company.

     (10) Material Contracts:

        *10.2            -- 1985 Non-Employee Directors Stock Option Plan.
        *10.2.1          -- First Amendment to 1985 Non-Employee Directors Stock
                            Option Plan adopted May 9, 1988.
        *10.2.2          -- TCC Industries, Inc. 1995 Non-Employee Directors Stock
                            Option Plan (Which Amends and Restates the 1985
                            Non-Employee Directors Stock Option Plan)
        *10.3            -- 1985 Incentive Stock Option Plan as amended.
        *10.3.1          -- Second Amendment to the 1985 Incentive Stock Option Plan
                            of the Company.
        *10.5            -- Agreement of Purchase and Sale of Stock by and between
                            Delwin W. Morton, Morton Realty Associates, Inc. and
                            TeleCom Industrial Group, Inc., dated September 30, 1986.
        *10.6            -- Agreement of Purchase and Sale of Stock by and between
                            David B. McCall, III and J. Bryan McCall and TeleCom
                            Industrial Group, Inc., dated September 30, 1986.
        *10.7            -- Agreement of Purchase and Sale of Warrants by and between
                            A.L. Investors, Inc., MVenture Corp and TeleCom
                            Industrial Group, Inc., dated September 30, 1986.
        *10.9            -- Stock Purchase Agreement for the sale of Meyer Conveyair,
                            Inc., dated October 11, 1991, by and among Jetstream
                            Systems, Inc., Barry-Wehmiller Company, Meyer Machine
                            Company and the Company.
        *10.10           -- Employment Agreement by and among the Company and
                            Lawrence W. Schumann, dated March 24, 1993.
        *10.10.1         -- Amendment to Employment Agreement by and among the
                            Company and Lawrence W. Schumann.
        *10.10.2         -- Amendment to Employment Agreement by and among the
                            company dated January 9, 1997.
        *10.11           -- Employment Agreement by and among the Company and Larry
                            T. Marek, dated March 24, 1993.
        *10.11.1         -- Amendment to Employment Agreement by and among the
                            Company and Larry T. Marek.
        *10.11.2         -- Amendments to Employment Agreement Amendment by and Among
                            A.L. Investors, Inc. and Larry T. Marek through January
                            9, 1997.
        *10.12           -- Non-transferable Stock Option for the Purchase of Common
                            Stock of the Company granted to W. Grogan Lord on
                            February 27, 1991.
        *10.13           -- Stock Purchase Agreement dated May 25, 1993 among TeleCom
                            Industrial Group, Inc., Registrant, Watsco, Inc., and CSI
                            Acquisition Corp.

        *10.14           -- Consulting and Noncompetition Agreement between Lawrence
                            W. Schumann and the Company dated May 10, 1994.
        *10.15           -- Consulting and Noncompetition Agreement between W. Grogan
                            Lord and the Company dated May 10, 1994.
        *10.16           -- Consulting and Noncompetition Agreement between William
                            E. Callahan and the Company dated May 10, 1994.
        *10.17           -- Consulting and Noncompetition Agreement between Frank W.
                            Denius and the Company dated May 10, 1994.
        *10.18           -- Consulting and Noncompetition Agreement between Ed R. L.
                            Wroe, Jr. and the Company dated May 10, 1994.
        *10.19           -- Consulting Agreement between J. Patrick Kaine and the
                            Company dated August 2, 1994.
        *10.20           -- Consulting and Noncompetition Agreement between J.
                            Patrick Kaine and the Company dated August 2, 1995.
        *10.21           -- TCC Industries, Inc. Annual Incentive Plan Text and
                            Operating Rules As Amended January 9, 1992, January 12,
                            1995, and January 11, 1996.
        *10.21.1         -- 1996 Supplement to TCC Industries, Inc. Annual Incentive
                            Plan Basic Plan Text and Operating Rules.
        *10.22           -- Employment Agreement by and among Eugene W. Teeter and
                            Meyer Machine Company dated as of January 9, 1997.
        *10.23           -- Service Agreement by and among Meyer Vi-Tech Limited and
                            John Basketfield dated May 21, 1997.
         10.24           -- Termination Agreement of Consulting and Noncompetition
                            Agreement between TCC Industries, Inc. and W. Grogan Lord
                            dated July 2, 1997.
         10.25           -- Termination Agreement of Consulting and Noncompetition
                            Agreement between TCC Industries, Inc. and Frank W.
                            Denius dated July 2, 1997.
         10.26           -- Termination Agreement of Consulting and Noncompetition
                            Agreement between TCC Industries, Inc. and J. Patrick
                            Kaine dated July 2, 1997.
        *10.27           -- Lawrence W. Schumann Termination and Severance Agreement.
        *10.28           -- Asset Purchase and Sale Agreement dated September 18,
                            1997 between Meyer Acquisition Corporation, Inc. and
                            Meyer Machine Company, a wholly owned indirect subsidiary
                            of Registrant.
        *10.29           -- 1997 Incentive and Performance Stock Option Plan
         10.30           -- Employment Agreement by and among the Company and Robert
                            Thomajan, dated October 1, 1997.
         10.31           -- Employment Agreement by and among the Company and Richard
                            F. Watkins, dated October 1, 1997.
         10.32           -- Employment Agreement by and among the Company and Robert
                            L. Riviere, dated October 1, 1997.
         10.33           -- Employment Agreement by and among the Company and Walter
                            A. DeRoeck, dated October 1, 1997.

     (21) Subsidiaries of Registrant.

     (23) Consents of Experts and Counsel:

          23.1 Consent of Independent Accountants.

     (27) Financial Data Schedule

     (99) Additional Exhibits (Previously filed as Exhibits 28X):

        *99.2            -- The TeleCom Corporation Legal Defense Indemnification
                            Trust Agreement, dated July 22, 1986.
        *99.3            -- Form of Indemnification Agreement Between Officers and
                            Directors Executed Pursuant to the TeleCom Corporation
                            Legal Defense Indemnification Trust Agreement.
        *99.3.1          -- Form of Amendment No. 1 to Indemnification Agreement.
        *99.4            -- Item 1 to Registration Statement on Form 8-A filed by the
                            Company with the Securities and Exchange Commission on
                            May 6, 1991.

     (b) Reports on Form 8-Ks.

     The following is the date and description of the events reported on Form 8-K covering events in the fourth quarter of 1997.

   DATE FILED      DATE OF EARLIEST EVENT
    WITH SEC        REPORTED ON FORM 8-K          DESCRIPTION
   ----------      ----------------------         -----------
October 1, 1997    September 19, 1997      Sale Of Meyer Machine
December 31, 1997  December 19, 1997       1997 Stock Option Plan

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            TCC INDUSTRIES, INC.

                                            By:    /s/ WALTER A. DEROECK
                                              ----------------------------------
                                                     (Walter A. DeRoeck)
                                              Chairman of the Board of Directors
                                                 And Chief Executive Officer

March 27, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                /s/ WALTER A. DEROECK                  Chairman of the Board of         March 27, 1998
-----------------------------------------------------    Directors, Chief Executive
                 (Walter A. DeRoeck)                     Officer, Principal Financial
                                                         and Accounting Officer

                 /s/ ROBERT THOMAJAN                   Director and President           March 27, 1998
-----------------------------------------------------
                  (Robert Thomajan)

                /s/ RICHARD B. CURRAN                  Director                         March 27, 1998
-----------------------------------------------------
                 (Richard B. Curran)

                  /s/ ALAN M. SAGER                    Director                         March 27, 1998
-----------------------------------------------------
                   (Alan M. Sager)

                /s/ ROBERT D. STARNES                  Director                         March 27, 1998
-----------------------------------------------------
                 (Robert D. Starnes)

               /s/ LAWRENCE E. TILTON                  Director                         March 27, 1998
-----------------------------------------------------
                (Lawrence E. Tilton)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

                                                              PAGE
                                                              ----

Report of Independent Accountants...........................   F-3
Financial Statements:
  Consolidated Balance Sheets as of December 31, 1997 and
     1996...................................................   F-4
  Consolidated Statements of Operations for the years ended
     December 31, 1997, 1996,
     and 1995...............................................   F-6
  Consolidated Statements of Shareholders' Equity for the
     years ended December 31, 1997,
     1996 and 1995..........................................   F-7
  Consolidated Statements of Cash Flows for the years ended
     December 31, 1997, 1996,
     and 1995...............................................   F-8
  Notes to Consolidated Financial Statements................   F-9
Financial Statement Schedules:
  I  -- Condensed Financial Information of Registrant
     (Parent Company).......................................  F-23

     All other financial statements and schedules not listed have been omitted since the required information is either included in the Consolidated Financial Statements and the Notes thereto as included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 or is not applicable or required.

                      (This page intentionally left blank)

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS,
  TCC INDUSTRIES, INC.

     We have audited the consolidated financial statements and the financial statement schedule of TCC Industries, Inc. and Subsidiaries (the "Company") listed in the index on page F-1 of this Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TCC Industries, Inc. and Subsidiaries as of December 31, 1997 and 1996 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                            COOPERS & LYBRAND L.L.P.

Austin, Texas
February 24, 1998.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                               AS OF DECEMBER 31,
                                 (IN THOUSANDS)

                                     ASSETS

                                                               1997       1996
                                                              -------    -------
Current assets:
  Cash and cash equivalents.................................  $ 2,869    $   779
  Receivables:
     Trade receivables, net of allowance of $50 and $90,
      respectively..........................................      737      1,027
     Other, including interest..............................       50         21
                                                              -------    -------
                                                                  787      1,048
                                                              -------    -------
  Current portion of interest-only strip receivable.........      552         --
  Wholesale inventories.....................................    4,193      5,295
  Other.....................................................      208         98
  Current assets of discontinued operation..................       --      4,885
                                                              -------    -------
          Total current assets..............................    8,609     12,105
                                                              -------    -------
Property, plant and equipment:
  Land......................................................      233        233
  Buildings and improvements................................    1,723      1,675
  Machinery and equipment...................................    1,459        935
                                                              -------    -------
                                                                3,415      2,843
     Less accumulated depreciation..........................   (1,554)    (1,436)
                                                              -------    -------
                                                                1,861      1,407
                                                              -------    -------
Long-term portion of interest-only strip receivable.........    2,362         --
Other assets................................................      429        702
Other assets of discontinued operation......................       --      3,515
                                                              -------    -------
          Total assets......................................  $13,261    $17,729
                                                              =======    =======

   The accompanying notes are an integral part of the consolidated financial statements.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                               AS OF DECEMBER 31,
                                 (IN THOUSANDS)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                               1997       1996
                                                              -------    -------
Current liabilities:
  Notes payable.............................................  $ 1,925    $ 2,033
  Current maturities of long-term debt......................      762        120
  Accounts payable..........................................      350        137
  Accrued expenses..........................................      327        359
  Current liabilities of discontinued operation.............       --      1,577
                                                              -------    -------
          Total current liabilities.........................    3,364      4,226
Long-term debt, less current maturities.....................    2,813      1,119
Deferred liabilities........................................      110         74
Other liabilities of discontinued operation.................       --        786
                                                              -------    -------
          Total liabilities.................................    6,287      6,205
                                                              -------    -------
Commitments and contingencies
Shareholders' equity:
  Preferred stock, authorized 2,000,000 shares, no par
     value, no shares issued
  Common stock, authorized 10,000,000 shares, par value $1
     per share, 2,841,601 and 2,841,601 shares issued,
     respectively...........................................    2,842      2,842
  Additional paid-in capital................................    8,733      8,746
  Cumulative foreign currency translation adjustment........       --         54
  Retained earnings (accumulated deficit)...................   (4,401)       144
                                                              -------    -------
                                                                7,174     11,786
  Less treasury stock, 61,386 and 80,486 shares,
     respectively, at cost..................................     (200)      (262)
                                                              -------    -------
       Total shareholders' equity...........................    6,974     11,524
                                                              -------    -------
          Total liabilities and shareholders' equity........  $13,261    $17,729
                                                              =======    =======

   The accompanying notes are an integral part of the consolidated financial statements.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               1997       1996       1995
                                                              -------    -------    -------
Wholesale distribution:
  Revenue...................................................  $ 7,116    $ 8,420    $ 9,152
  Cost of goods sold........................................    5,673      5,724      6,102
                                                              -------    -------    -------
     Gross profit...........................................    1,443      2,696      3,050
Gain on sale of securities..................................      504         --         --
Selling, general and administrative expenses................    5,286      4,451      4,080
                                                              -------    -------    -------
     Operating loss.........................................   (3,339)    (1,755)    (1,030)
                                                              -------    -------    -------
Other income (expense):
  Interest income...........................................       89         67         78
  Interest expense..........................................     (510)      (397)      (384)
  Other, net................................................     (850)       130        689
                                                              -------    -------    -------
                                                               (1,271)      (200)       383
                                                              -------    -------    -------
Loss before provision (benefit) for income taxes............   (4,610)    (1,955)      (647)
Provision (benefit) for state income taxes..................        3          6         (4)
                                                              -------    -------    -------
  Loss from continuing operations...........................   (4,613)    (1,961)      (643)
Income from discontinued operation, net of state income
  taxes of $23, $77 and $2, respectively....................      525        425        553
Loss from disposal of discontinued operation................     (457)        --         --
                                                              -------    -------    -------
          Net loss..........................................  $(4,545)   $(1,536)   $   (90)
                                                              =======    =======    =======
Weighted average number of common shares outstanding........    2,766      2,760      2,760
                                                              =======    =======    =======
Basic and diluted earnings (loss) per common share:
  From continuing operations................................  $ (1.67)   $ (0.71)   $ (0.23)
  From discontinued operation...............................     0.19       0.15      (0.20)
  From disposal of discontinued operation...................    (0.16)        --         --
                                                              -------    -------    -------
          Net loss..........................................  $ (1.64)   $ (0.56)   $ (0.03)
                                                              =======    =======    =======

   The accompanying notes are an integral part of the consolidated financial statements.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        FOR THE YEARS ENDED DECEMBER 31,
                                 (IN THOUSANDS)

                                                                       CUMULATIVE
                                              PAR VALUE                  FOREIGN       RETAINED
                                                 OF       ADDITIONAL    CURRENCY       EARNINGS
                                   NUMBER      COMMON      PAID-IN     TRANSLATION   (ACCUMULATED   TREASURY
                                  OF SHARES    SHARES      CAPITAL     ADJUSTMENT      DEFICIT)      STOCK
                                  ---------   ---------   ----------   -----------   ------------   --------
Balances, January 1, 1995.......    2,841      $2,841       $8,748        $(22)        $ 1,770       $(241)
  Net loss......................                                                           (90)
  Purchase of common stock for
     treasury...................                                                                       (25)
  Foreign currency translation
     adjustment.................                                           (31)
                                    -----      ------       ------        ----         -------       -----
Balances, December 31, 1995.....    2,841       2,841        8,748         (53)          1,680        (266)
  Net loss......................                                                        (1,536)
  Exercise of stock options.....        1           1           (2)                                      4
  Foreign currency translation
     adjustment.................                                           107
                                    -----      ------       ------        ----         -------       -----
Balances, December 31, 1996.....    2,842       2,842        8,746          54             144        (262)
  Net loss......................                                                        (4,545)
  Exercise of stock options.....                               (13)                                     62
  Foreign currency translation
     adjustment.................                                           (54)
                                    -----      ------       ------        ----         -------       -----
Balances, December 31, 1997.....    2,842      $2,842       $8,733        $ --         $(4,401)      $(200)
                                    =====      ======       ======        ====         =======       =====

   The accompanying notes are an integral part of the consolidated financial statements.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,
                                 (IN THOUSANDS)

                                                                1997       1996       1995
                                                              --------    -------    -------
Cash flows from operating activities:
  Net loss..................................................  $ (4,545)   $(1,536)   $   (90)
  Adjustments to reconcile net loss to net cash provided
     (used) by operating activities:
     Depreciation...........................................       164        196        204
     Amortization...........................................        14         18         18
     Write-off unamortized balance of goodwill..............       226         --         --
     Provision for losses on receivables....................        49         40         25
     Provision for inventory reserve........................       729         --         --
     Gain on sale of assets, net............................        (3)       (43)      (436)
     Gain on sale of mortgage backed securities.............      (504)        --         --
     Proceeds from sale of mortgage backed securities.......    25,120         --         --
     Purchase of mortgage backed securities.................   (24,616)        --         --
     Other..................................................        54          5        (18)
     Change in current assets and liabilities:
       Receivables..........................................       211        361        247
       Inventories..........................................       373        591        361
       Other current assets.................................      (110)        81       (148)
       Accounts payable.....................................       213       (183)       104
       Accrued expenses.....................................      (177)       100       (225)
                                                              --------    -------    -------
Net cash provided by operating activities...................    (2,802)      (370)        42
                                                              --------    -------    -------
Cash flows from investing activities:
  Additions to property, plant and equipment................      (626)       (59)       (59)
  Purchase of Interest-only strip receivable................    (2,914)        --         --
  Proceeds from sale of assets..............................        12        249        547
  Other, net................................................         3          4         38
                                                              --------    -------    -------
Net cash provided (used) by continuing operations...........    (3,525)       194        526
Net cash from sale of discontinued operation................     5,922         --         --
                                                              --------    -------    -------
Net cash provided (used) by investing activities............     2,397        194        526
                                                              --------    -------    -------
Cash flows from financing activities:
  Net borrowings (repayments) of notes payable..............      (109)     1,151     (1,318)
  Proceeds from long-term debt..............................     2,457         --      1,200
  Long-term debt paid.......................................      (120)    (1,146)      (318)
  Purchase of common stock for treasury.....................        --         --        (25)
  Proceeds from exercise of stock options...................        50          2         --
                                                              --------    -------    -------
Net cash provided (used) by financing activities............     2,278          7       (461)
                                                              --------    -------    -------
Net cash provided (used) by continuing operations...........     1,873       (169)       107
Net cash provided (used) by discontinued operation..........       217        (55)      (112)
                                                              --------    -------    -------
Net increase (decrease) in cash and cash equivalents........     2,090       (224)        (5)
Cash and cash equivalents at beginning of year..............       779      1,003      1,008
                                                              --------    -------    -------
Cash and cash equivalents at end of year....................  $  2,869    $   779    $ 1,003
                                                              ========    =======    =======

   The accompanying notes are an integral part of the consolidated financial statements.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Principles of Consolidation

     The consolidated financial statements include the accounts of TCC Industries, Inc. and Subsidiaries (the "Company"), the business of which is more fully described in Note 11. The operating subsidiaries include A.L. Investors, Inc., doing business as Allen-Lewis Manufacturing Company ("Allen-Lewis"), Barton Creek Capital Corporation ("Barton Creek"), Paladin Financial, Inc. ("Paladin") and Texas Capital Markets, Inc. ("Texas Capital"). Certain prior year amounts have been reclassified for consistency in presentation. Earnings and losses of all wholly owned and majority owned subsidiaries since their respective date of acquisition have been included in the results of operations. All significant intercompany accounts and transactions have been eliminated in consolidation.

  Inventories

     Wholesale inventories are valued at the lower of first-in, first-out (FIFO) cost or market.

  Property, Plant and Equipment

     Property, plant and equipment are stated at cost. Major renewals and betterments are capitalized, and maintenance and repairs which do not improve or extend the life of the respective assets are charged to operations as incurred. Gains and losses on sales and retirements of property, plant and equipment are reflected in operations.

     The Company provides for depreciation based on the straight line method over the estimated useful lives of the assets. The ranges of the estimated lives used in computing financial depreciation are: buildings and improvements 2 to 33 years; and machinery and equipment 2 to 25 years.

  Mortgage-Backed Securities

     Mortgage-backed securities consist entirely of Federal National Mortgage Association ("Fannie Mae") mortgage-backed securities that have been created and issued by Fannie Mae. These mortgage-backed securities represent interest-bearing, marketable obligations of Fannie Mae, which are carried at market value and accounted for as trading securities pursuant to Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 65, "Accounting for Certain Mortgage Banking Activities." There were no mortgage-backed securities outstanding at December 31, 1997.

  Revenue Recognition

     Gain on sale of securities includes sale of loans and mortgage-backed securities that are recognized upon the sale of loans or mortgage-backed securities to investors. The gain on sale of such loans and mortgage-backed securities is calculated based upon the difference between the net proceeds from the sale, including the value of an interest-only strip receivable derived from the excess interest spread on the loans, and the allocated carrying values of mortgage-backed securities sold. The allocated carrying values are based upon the relative fair value of mortgage-backed securities sold and the interest-only receivables.

     The fair value of the interest-only strip receivables is calculated based upon the present value of the estimated future excess interest spread after considering the effects of estimated prepayments, defaults and future expenses. The discount rate utilized is based upon assumptions that market participants would use for similar financial instruments subject to prepayments, defaults, collateral value and interest rate risks.

     Wholesale distribution recognizes revenue at the time products are shipped.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES

  Interest-Only Strip Receivables

     The Company follows SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This statement also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings and requires that liabilities and derivatives incurred or obtained by transferors as part of a transfer of financial assets be initially measured at fair value.

     Interest-only strip receivables resulting from the securitization of mortgage-backed securities are classified as available for sale securities. The Company periodically reviews the fair value of the interest-only strip receivables. The difference between the fair value and allocated carrying values for securities classified as available for sale is included as a component of stockholders' equity.

     The Company carries its interest-only strip receivable based upon estimates of future cash flow which considers assumptions as to the rates of prepayments and defaults of the Title I Mortgage Loans underlying the mortgage backed securities. There is a reasonable possibility that changes in the value of the interest-only strip receivable could occur in the short term and that the changes could be material to the Company's financial statements.

     For the interest-only strip receivable from mortgage-backed securities sold during 1997, the estimated cash flow was discounted at 11%. Estimated cash flows include the effect of variable prepayment rates, which includes defaults, generally ranging from 20% to 12% depending on the seasoning of loans underlying the securities. Such prepayment and default assumptions are based on available market data and information from regulatory agencies.

  Impairment of Long-Lived Assets

     Effective October 1, 1997 the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". SFAS No. 121 prescribes that an impairment loss is recognized in the event that facts and circumstances indicated that the carrying amount of an asset may not be recoverable, and an estimate of future undiscounted cash flows is less than the carrying amount of the asset. Impairment is recorded based on an estimate of future discounted cash flows as identified at the lowest level for which there are identifiable cash flows for a particular group of assets. No impairment of long-lived assets was recorded on the financial statements for the year ended December 31, 1997.

  Advertising

     Advertising costs are expensed as incurred.

  Income Taxes

     The Company and its wholly owned domestic subsidiaries join in filing a consolidated federal income tax return. Separate state and foreign income tax returns are filed by subsidiaries where required. The Company accounts for its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," under which deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. Deferred income tax expenses or benefits are based on the changes in the net deferred asset or liability from period to period Valuation allowances are established when considered necessary to reduce deferred tax assets by amounts which are more likely than not to be realized.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES

  Statement of Cash Flows

     For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

     The Company paid interest of approximately $507,000, $383,000 and $410,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

  Earnings (Loss) Per Share

     In 1997, the Company adopted SFAS No. 128 "Earnings Per Share" which requires the Company to present its basic loss per share and diluted loss per share, and certain other loss per share disclosures for each year presented. Basic loss per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the year. The computation of diluted loss per share is similar to the computation of basic loss per share except that the denominator is increased to include the number of additional shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversions of those potential shares.

     In 1997, 1996 and 1995, the Company had various amounts of common stock options outstanding during the years which were not included in the diluted loss per share calculation because the options would have been anti-dilutive. As of December 31, 1997, 1996 and 1995, the Company had 6,072,400, 267,400 and 305,900
options outstanding, respectively.

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

  Fair Value of Financial Instruments

     The Company's financial instruments as defined by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," include cash and cash equivalents, trade receivables, interest-only strip receivable, accounts payable, accrued expenses, customer deposits and debt. All financial instruments except the Interest-only strip receivable are accounted for on a historical cost basis which approximates fair value at December 31, 1997 and 1996. At December 31, 1997 the historical cost of the interest-only strip receivable approximated fair value.

(2) RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Management does not think that SFAS No. 130 will have any impact on it's financial statement disclosures.

     Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES
customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. Management has not yet determined the impact, if any, that SFAS No. 131 will have on its financial statement disclosures.

     In February 1998, the FASB issued SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits", which significantly changes current financial statement disclosure requirements from those that were required under SFAS No. 87, "Employers' Accounting for Pensions", SFAS No. 88, "Employers' Accounting for Settlements" and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". SFAS No. 132 does not change the existing measurement or recognition provisions of SFAS Nos. 87, 88, or 106. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. Management has not yet determined the impact, if any, that SFAS No. 132 will have on its financial statement disclosures.

(3) DISCONTINUED OPERATION

     Up until September 19, 1997, the Company designed and manufactured, through its wholly-owned subsidiary, Meyer Machine Company ("Meyer Machine"), a proprietary line of specialized bulk material conveying and processing equipment and systems for the food, pharmaceutical and chemical industries. On September 19, 1997, the Company sold all of the assets of Meyer Machine to Meyer Acquisition Corporation, Inc. ("Meyer Acquisition"), in consideration of the payment of six million dollars in cash and the assumption by the purchaser of substantially all of the liabilities of Meyer Machine. Meyer Acquisition, the principal shareholder of which is Eugene Teeter, was formed in June 1997 for the purpose of acquiring the assets of Meyer Machine. Prior to the closing of the sale of assets, Mr. Teeter had served as the President of Meyer Machine. As a result of the foregoing sale, on September 19, 1997, Mr. Teeter resigned as President of Meyer Machine and the Company discontinued operations as a designer and manufacturer of conveying and processing equipment and systems.

(4) RESTRICTIONS ON NET ASSETS:

     Allen-Lewis has a bank loan agreement which contains provisions that can limit or restrict the transfer of funds to the parent company in the form of cash dividends, loans or advances. Such restrictions are based on it's income and other formulas contained in the loan agreement.

(5) NOTES PAYABLE:

     Allen-Lewis maintains a demand line of credit with a financial institution that provides maximum borrowing capabilities of $4,000,000, subject to a borrowing base calculation, for working capital purposes and support for letters of credit (maximum limit of $150,000). The daily cash receipts of Allen-Lewis are used to reduce the outstanding borrowings under the line. At December 31, 1997 and 1996, $1,925,000 and $2,033,000, respectively of this line were outstanding. Under the borrowing base calculation, Allen-Lewis had overdrawn this line by approximately $29,000 at December 31, 1997 and had available under the line approximately $276,000 at December 31, 1996. The demand line of credit is collateralized by all of the assets of Allen-Lewis. The interest rate for the demand line of credit is adjusted quarterly and can range from prime plus one percentage point to prime plus three and one-half percentage points, depending on an interest coverage ratio. At December 31, 1997 and 1996, the demand line of credit had an interest rate of 12% and 10.75%, respectively

     TCC Industries, Inc. (parent company) has a $5,000,000 line of credit bearing interest at prime minus 0.5% and is personally guaranteed by the Chairman of the Board and the President of the Company. This line of credit is used to supplement the short-term cash needs of the parent company. No amounts were drawn on the lines of credit during 1997, and at December 31, 1997 the entire balance was available.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES

     The following is a summary of borrowings under the credit agreements (dollars in thousands):

                                                            1997      1996      1995
                                                           ------    ------    ------
Month-end maximum loan balance during the year...........  $3,756    $2,740    $3,775
Average loan balance during the year.....................  $2,846    $1,962    $1,968
Balance at year-end......................................  $1,925    $2,033    $  882
Weighted average interest rate during the year...........    11.7%     10.0%      9.1%
Weighted average interest rate at year-end...............    12.0%     10.8%      9.0%

     The average loan balance during the year was calculated by using a twelve month average of the month-end balances of short-term debt. The weighted average interest rate during the year was calculated by dividing the annual interest cost by the average loan balance during the year.

(6) LONG-TERM DEBT:

     Long-term debt consisted of the following at December 31 (dollars in thousands):

             TYPE OF INDEBTEDNESS                  INTEREST RATE      1997      1996
             --------------------                  -------------     ------    ------
Notes payable to the former owner of
  Allen-Lewis, due through June 2001,
  collateralized by land and buildings of
  Allen-Lewis.................................              10.0%    $1,059    $1,117
Notes payable to a bank, due through December
  1999, collateralized by the computer system
  of Allen-Lewis..............................              10.9%        59       105
Notes payable to a bank, due through December
  2001, collateralized by an interest-only
  strip receivable(a).........................    LIBOR(b) + 3.5%     2,457        --
Capitalized lease obligations.................                           --        17
                                                                     ------    ------
                                                                      3,575     1,239
Less current maturities.......................                          762       120
                                                                     ------    ------
                                                                     $2,813    $1,119
                                                                     ======    ======

---------------

(a) Paladin has a $5.0 million commitment from a bank for the purpose of financing interest-only strip receivables. The interest-only strip receivables are pledged as collateral and TCC Industries (Parent) fully guarantees the related promissory note(s).

(b)  The LIBOR rate at December 31, 1997 was 5.97%.

     The notes payable to a bank by Allen-Lewis contain restrictive covenants requiring, among other things, the maintenance of a designated current ratio, debt to equity ratio and tangible net worth.

     The scheduled maturities of long-term debt are as follows (in thousands):

1998........................................................  $  762
1999........................................................     634
2000........................................................     559
2001........................................................     860
2002........................................................      95
Thereafter..................................................     665
                                                              ------
          Total.............................................  $3,575
                                                              ======

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES

(7) COMMITMENTS AND CONTINGENCIES:

  Commitments

     The Company occupies a facility under a noncancelable operating lease expiring in 2002. The lease agreement contains provisions for adjustments in the annual rental amount for variances in operating expenses of the building. Future minimum rentals under the noncancelable operating lease are as follows (in thousands):

1998........................................................  $  208
1999........................................................     227
2000........................................................     256
2001........................................................     256
2002........................................................     270
Thereafter..................................................      --
                                                              ------
          Total.............................................  $1,217
                                                              ======

     Total lease and rent expense for the years ended December 31, 1997, 1996 and 1995 were approximately $116,000, $128,000 and $112,000, respectively.

  Contingencies

     There are sundry claims pending against a subsidiary of the company all of which are incidental to the ordinary course of business and, in the opinion of management, should not result in any significant liability.

     Effective December 19, 1997, Paladin, TCC Industries, Inc. ("Parent") and Riverway Bank ("Riverway") entered into a Master Purchase and Sale Agreement (the "Agreement") whereby Riverway agreed to purchase up to $50,000,000 of FHA Title 1 Home Improvement mortgage backed securities selected by Paladin and Paladin has the right to purchase those securities from Riverway at any time prior to January 31, 1999, upon five (5) days notice from Riverway. In the event Paladin elects not to purchase said securities, Riverway is authorized to sell the securities to third parties and Paladin is obligated to cover any loss incurred by Riverway on the sale. The Parent guaranteed Paladin's obligation in the Agreement. As of December 31, 1997, Riverway was holding approximately $13,000,000 (market value) of such securities pursuant to the Agreement, which market value was approximately equivalent to the original cost of such securities.

     The Company's computer software programs utilize four digits to define the applicable year and therefore the Company believes it has no internal risk concerning the Year 2000 issue. Any problems the Company's suppliers and customers may have related to this issue are not expected to affect the Company. The Company has not incurred any costs related to this issue and is not expecting to incur any such costs in the future.

     The two principal executives of the Company are serving without compensation until the Company achieves profitability.

(8) SHAREHOLDERS' EQUITY:

     The Company has authorized 2,000,000 shares of cumulative preferred stock, no par value, none of which have been issued. Of such 2,000,000 authorized shares, the Company has designated up to 10,000 shares of a new Series A Preferred Stock in connection with the Shareholder Rights Plan adopted by the Board of Directors in 1991, as described below.

     On April 23, 1991, the Board of Directors of the Company adopted a Shareholder Rights Plan consisting of Rights to purchase a unit consisting of one one-thousandth (1/1000th) of a share of a new Series A

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES

Preferred Stock, no par value. The Rights were distributed as a dividend at the rate of one Right for each share of TCC Industries' common stock held of record on May 6, 1991, and the rights have also attached to all shares of TCC Industries, Inc. common stock that have become outstanding subsequent to May 6, 1991. (2,761.12 shares of Series A Preferred Stock would have become issuable if the Rights had become exercisable on December 31, 1997).

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

(9) STOCK-BASED COMPENSATION PLANS

     The Company sponsors the "TCC Industries, Inc. 1985 Incentive Stock Option Plan", the "TCC Industries, Inc. 1995 Non-employee Directors Stock Option Plan" (collectively the "Pre-1997 Stock Option Plans") and the "TCC Industries, Inc. 1997 Incentive and Performance Stock Option Plan" (the "1997 Stock Option Plan"), which are stock-based incentive compensation plans as described below. The Company applies Accounting Principles Board ("APB") Opinion No. 25 and related Interpretations in accounting for the Plans. The Company did not elect the cost recognition provisions of SFAS 123. However, pro forma disclosures as if the Company adopted the cost recognition provisions of SFAS No. 123 are required.

                          PRE-1997 STOCK OPTIONS PLANS

     Under the TCC Industries, Inc. 1985 Incentive Stock Option Plan, which expired in 1995, the Company was authorized to issue 320,000 shares of common stock pursuant to incentive stock options (qualified under Section 422 of the Internal Revenue Code of 1986, as amended) to selected employees. Under the TCC Industries, Inc. 1995 Non-Employee Directors Stock Option Plan, the Company is authorized to issue up to 75,000 shares of common stock pursuant to non-qualified stock options to non-employee directors. Each Plan contains provisions that the price at which the Company's stock can be purchased, pursuant to the options granted under the Plan, should not be less than 100 percent of the fair market value at the date of grant. The options issued under both Plans vest 20 percent each year and terminate 10 years after the date of grant.

     An 8,000 share stock option was granted in 1991 by the Company to a Director who was not eligible to participate in either of the Company's stock option plans. The Director resigned during 1997 and his option expired.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES

     A summary of the status of the Company's Pre-1997 Stock Option Plans as of December 31, 1995, 1996 and 1997, and the changes during the years ended on those dates is presented below:

                                                                    OPTIONS OUTSTANDING
                                            SHARES AVAILABLE    ----------------------------
                                               FOR GRANT                    WEIGHTED AVERAGE
                                              UNDER STOCK                   EXERCISE PRICES
                                              OPTION PLANS       SHARES        PER SHARE
                                            ----------------    --------    ----------------
Balance, January 1, 1995..................       67,000          302,400         $2.78
  Granted.................................      (68,500)          68,500         $2.07
  Forfeited and expired...................       65,000          (65,000)        $2.75
  Expiration of plan......................      (43,000)
  Amendment of plan.......................       28,500
                                                -------         --------         -----
Balance, December 31, 1995................       49,000          305,900         $2.63
  Granted Exercised.......................                        (2,000)        $1.00
  Forfeited and expired...................                       (36,500)        $2.89
                                                -------         --------         -----
Balance, December 31, 1996................       49,000          267,400         $2.60
  Granted.................................      (24,000)          24,000         $2.20
  Exercised...............................                       (19,100)        $2.62
  Forfeited and expired...................       14,500         (199,900)        $2.68
                                                -------         --------         -----
Balance, December 31, 1997................       39,500           72,400         $2.68
                                                =======         ========         =====
  Exercisable at December 31, 1995........                       147,500         $2.44
  Exercisable at December 31, 1996........                       170,400         $2.51
  Exercisable at December 31, 1997........                        39,900         $3.00

     The weighted-average fair values of the options granted under the Pre-1997 Stock Option Plan in 1997 and 1995 were $1.38 and $1.19, respectively.

     The fair value of each stock option granted in 1997 and 1995 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend yield in 1997 and 1995; risk-free interest rates ranging from 6.15% to 6.62% in 1997 and from 5.73% to 6.45% during 1995; the expected lives of options are 6 years for 1997 and 1995; and volitility of 61% in 1997 and 53% in 1995.

                                          OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                               -----------------------------------------   --------------------------
                                   NUMBER         WEIGHTED      WEIGHTED       NUMBER        WEIGHTED
                               OUTSTANDING AT      AVERAGE      AVERAGE    EXERCISABLE AT    AVERAGE
          RANGE OF              DECEMBER 31,      REMAINING     EXERCISE    DECEMBER 31,     EXERCISE
       EXERCISE PRICES              1996        CONTRACT LIFE    PRICE          1996          PRICE
-----------------------------  --------------   -------------   --------   ---------------   --------
$0.75 to $2.00...............     134,900           3.46         $1.84          96,500        $1.78
$2.01 to $3.50...............     132,500           6.99         $3.38          73,900        $3.46
-----------------------------     -------           ----         -----         -------        -----
$0.75 to $3.50...............     267,400           5.21         $2.60         170,400        $2.51
-----------------------------     -------           ----         -----         -------        -----

     The following table summarizes information about stock options outstanding and exercisable under the Pre-1997 Stock Option Plans at December 31, 1997.

                          OPTIONS OUTSTANDING                                 OPTIONS EXERCISABLE
------------------------------------------------------------------------   --------------------------
                                   NUMBER         WEIGHTED      WEIGHTED       NUMBER        WEIGHTED
                               OUTSTANDING AT      AVERAGE      AVERAGE    EXERCISABLE AT    AVERAGE
          RANGE OF              DECEMBER 31,      REMAINING     EXERCISE    DECEMBER 31,     EXERCISE
       EXERCISE PRICES              1997        CONTRACT LIFE    PRICE          1997          PRICE
       ---------------         --------------   -------------   --------   ---------------   --------
$0.75 to $2.00...............      14,000           7.79         $1.97         11,900         $1.97
$2.01 to $3.50...............      58,400           7.86          2.86         28,000          3.44
                                   ------           ----         -----         ------         -----
$0.75 to $3.50...............      72,400           7.85         $2.68         39,900         $3.00
                                   ======           ====         =====         ======         =====

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES

                             1997 STOCK OPTION PLAN

     In 1997, the Company granted options under the 1997 Stock Option Plan for 6,000,000 shares of common stock to the employees of the Company and its Subsidiaries (the "Optionees"). These grants were made under separate agreements between the Company and each Optionee ("Option Grants"). The 1997 Stock Option Plan will continue in effect for a term of ten years unless the term is amended by the Board of Directors in accordance with the provisions of the 1997 Stock Option Plan. The Company has issued two types of stock options, Incentive Stock Options and Non-statutory Stock Options (collectively, the "Options"), under the terms of the 1997 Stock Option Plan, and the exercise price of each such Option will be no less than the fair market value of the common stock on the date of the Option Grant (the 1997 Stock Option Plan was approved by the shareholders on December 19, 1997). The 1997 Stock Option Plan provides that during the term of the plan no Optionee may receive Options to acquire more than 1,800,000 shares of common stock. In addition to cliff vesting (discussed below) the Option Grants allow accelerated vesting if the Company achieves certain aggregate cumulative earnings, net of losses, if any, determined under Generally Accepted Accounting Principles as reported at the end of each calendar quarter during the four-year period ending September 30, 2001. Notwithstanding the performance standards, all Options will vest and become exercisable in full nine years after the grant of the Options, or September 30, 2006.

                                                                     OPTIONS OUTSTANDING
                                            SHARES AVAILABLE    -----------------------------
                                               FOR GRANT                     WEIGHTED AVERAGE
                                              UNDER STOCK                    EXERCISE PRICES
                                              OPTION PLANS       SHARES         PER SHARE
                                            ----------------    ---------    ----------------
Balance, January 1, 1997
  Granted.................................     6,000,000        6,000,000         $6.18
                                               ---------        ---------         -----
Balance, December 31, 1997................            --        6,000,000         $6.18
                                               =========        =========         =====
  Exercisable at December 31, 1997........                             --            --
                                                                =========         =====

     The weighted-average fair value of options granted under the 1997 Stock Option Plan in 1997 was $2.25.

     The fair value of the stock option granted in 1997 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend yield; risk-free interest rate ranging from 5.80% to 6.11%; the expected lives of options are 5 years; and volitility of 61%.

     The weighted average remaining contract life for the options granted in 1997 Option Plan is approximately 9.75 years.

     During 1997, 1996 and 1995, the Company did not incur any compensation cost for any of the plans (both the Pre-1997 Stock Option Plans and the 1997 Stock Option Plan) under APB No. 25 as shown below. Had the compensation cost for all the company's compensation plans been determined consistent with SFAS No. 123, the Company's net loss and net loss per common share for 1997, 1996, and 1995 would approximate the proforma amounts as shown below:

                                     DECEMBER 31, 1997         DECEMBER 31, 1996         DECEMBER 31, 1995
                                  -----------------------   -----------------------   -----------------------
                                  AS REPORTED   PRO FORMA   AS REPORTED   PRO FORMA   AS REPORTED   PRO FORMA
                                  -----------   ---------   -----------   ---------   -----------   ---------
SFAS No. 123 Charge.............         --      $   681           --      $    14          --       $    7
APB No. 25 Charge...............         --           --           --           --          --           --
Net loss........................    $(4,545)      (5,226)     $(1,536)      (1,550)     $  (90)         (97)
Net loss per common share.......    $ (1.64)     $ (1.89)     $ (0.56)     $ (0.56)     $(0.03)      $(0.04)

     The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1995 and the Company anticipates making awards in the future under its compensation plans.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES

(10) INCOME TAXES:

     The components of the provision (benefit) for income taxes are (in thousands):

                                                              1997    1996    1995
                                                              ----    ----    ----
Federal.....................................................  $--     $--     $--
State.......................................................    3       6      (4)
                                                              ---     ---     ---
          Total provision (benefit).........................  $ 3     $ 6     $(4)
                                                              ===     ===     ===

     Reconciliations of the differences between income taxes computed at the statutory federal tax rate and consolidated provisions (benefit) for income taxes are as follows (in thousands):

                                                            1997      1996     1995
                                                           -------    -----    -----
Expected income tax benefit at statutory rate............  $(1,549)   $(613)   $(245)
State taxes, net of federal tax benefit..................     (136)       3        3
Amortization of intangible assets not deducted for tax
  purposes...............................................        6        6       10
Increase in valuation allowance..........................    1,714      574      257
Other....................................................      (32)      36      (29)
                                                           -------    -----    -----
          Total provision (benefit)......................  $     3    $   6    $  (4)
                                                           =======    =====    =====

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

     As of December 31, 1997, the Company had available for federal income tax purposes net operating loss carryforwards which expire as follows (in thousands):

1999........................................................    $18,087
2001........................................................      2,704
2002........................................................        385
2003........................................................      1,232
2004........................................................        810
2005........................................................      1,208
2006 and thereafter.........................................      8,608
                                                                -------
                                                                $33,034
                                                                =======

     Primarily due to the net operating loss carryforwards, the Company recorded a deferred tax asset with the adoption of SFAS No. 109. The fact that the Company has incurred losses the last three years provides objective "negative" evidence supporting a need for a valuation allowance on the Company's net deferred tax asset. Accordingly, the Company has recorded a valuation allowance equal to the net deferred tax asset generated principally by the net operating loss carryforwards due to the possibility that the net deferred tax asset may not be realized.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES

     The components of the December 31, 1997 and 1996 deferred tax amounts are as follows (dollars in thousands):

                                                             DECEMBER 31,    DECEMBER 31,
                                                                 1997            1996
                                                                ASSET           ASSET
                                                             (LIABILITY)     (LIABILITY)
                                                             ------------    ------------
Net domestic operating loss carryforwards..................    $11,232          $9,317
Inventory..................................................        157             341
Capitalized leases.........................................         --              79
Other......................................................        181              90
Depreciation...............................................       (370)           (341)
                                                               -------          ------
  Net deferred tax asset before valuation allowance........     11,200           9,486
Less valuation allowance...................................     11,200           9,486
                                                               -------          ------
  Net deferred tax asset recognized in the balance sheet...    $    --          $   --
                                                               =======          ======

(11) SEGMENT INFORMATION:

     The Company has two industry segments, the financial services and wholesale distribution.

     The financial services segment is comprised of Paladin, Barton Creek and Texas Capital. Paladin is primarily engaged in the origination, purchase and disposition of loans and the related real estate mortgages. Barton Creek works with an external client base for which it provides a broad range of merchant and investment banking services, including private placements, mergers and acquisitions, and other financial advisory services as well as assisting Paladin with the disposition of securities that will result from the securitization of Paladin's loan pools. Texas Capital assists Paladin with the development and implementation of loan products and programs, the negotiation and closing of bulk loan purchases, the development and implementation of various loan disposition strategies and the procurement of various financing facilities necessary for the implementation of the loan programs to be undertaken by Paladin.

     The wholesale distribution segment, which is comprised of Allen-Lewis, is primarily involved in the design and distribution of souvenir, gift and novelty items throughout the continental United States and Alaska. Its products are sold primarily to theme, national and state parks; souvenir, novelty, gift and airport shops, military bases, truck stops, zoos, discount and variety stores; and other distributors. A significant amount of the products sold by the wholesale distribution segment are sourced from suppliers in the Far East who could be negatively affected by changes in the economic and political climate of the countries in which they are located. Management of the Company believes that if a disruption of supply of products from these sources were to occur, the Company. would be able to source similar products from suppliers located in other countries. If this were to occur, however, there could be a delay in receipt of merchandise and possible loss of sales, which would affect operating results adversely.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES

     Information relating to the Company's continuing operations for each of the three years in the period ended December 31, 1997 for these segments is as follows (in thousands):

                                                                          GENERAL
                                            FINANCIAL    WHOLESALE     CORPORATE AND
                                            SERVICES    DISTRIBUTION       OTHER        TOTAL
                                            ---------   ------------   -------------   -------
1997:
  Identifiable assets.....................   $ 4,712      $ 6,655         $ 1,894      $13,261
  Depreciation and amortization expense...        --          174               4          178
  Additions to property, plant and
     equipment............................       439          103              84          626
  Revenue.................................       504        7,116              --        7,620
  Operating loss from continuing
     operations...........................      (406)      (2,073)           (860)      (3,339)
1996:
  Identifiable assets.....................        --      $ 8,172         $ 1,157      $ 9,329
  Depreciation and amortization expense...        --          210               4          214
  Additions to property, plant and
     equipment............................        --           56               3           59
  Revenue.................................        --        8,420              --        8,420
  Operating loss from continuing
     operations...........................        --         (653)         (1,102)      (1,755)
1995:
  Identifiable assets.....................        --      $ 9,346         $ 1,660      $11,006
  Depreciation and amortization expense...        --          213               9          222
  Additions to property, plant and
     equipment............................        --           56               3           59
  Revenue.................................        --        9,152              --        9,152
  Operating income (loss) from continuing
     operations...........................        --           34          (1,064)      (1,030)

     During the years ended December 31, 1997, 1996 and 1995, the Company realized gains of $3,000, $41,000 and $436,000, respectively, on the sale of assets held for sale which were included in other non-current assets. Such realized gains are included in "other income, net" in the accompanying consolidated statement of operations.

(12) CONCENTRATIONS OF CREDIT RISK

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, trade receivables and interest-only strip receivables. Concentration of mitigating factors regarding mortgage-backed securities and interest-only strip receivables are described above.

     The Company is party to financial instruments with off-balance sheet credit risk in the normal course of business. These financial instruments include commitments to extend credit to borrowers and commitments to purchase loans from others. As of December 31, 1997, the Company had no outstanding commitments to extend credit or purchase loans.

     Effective December 19, 1997, Paladin, TCC Industries, Inc. ("Parent") and Riverway Bank ("Riverway") entered into a Master Purchase and Sale Agreement (the "Agreement") whereby Riverway agreed to purchase up to $50,000,000 of FHA Title 1 Home Improvement mortgage backed securities selected by Paladin and Paladin has the right to purchase those securities from Riverway at any time prior to January 31, 1999, upon five (5) days notice from Riverway. In the event Paladin elects not to purchase said securities, Riverway is authorized to sell the securities to third parties and Paladin is obligated to compensate Riverway for any loss incurred by Riverway on the sale. The Parent guaranteed Paladin's obligation in the Agreement. As of December 31, 1997, Riverway was holding approximately $13,000,000 (market value) of such securities pursuant to the Agreement, which market value was approximately equivalent to the original cost of such securities.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES

     Generally, the Company does not require collateral on its trade accounts receivables. Each customer's financial condition and the aging of the accounts receivables has been considered in determining the allowance for doubtful accounts.

     Company's cash and cash equivalents are maintained in demand deposit accounts with financial institutions located in the Company's area of operations in amounts that may exceed federally insured limits and in uninsured money market mutual funds that invest primarily in securities of the United States government. Management does not believe there is undue risk of loss inasmuch as, in management's opinion, the financial institutions in which cash is deposited are high credit quality institutions and the money market funds in which it invests primarily invest in obligations of the United States government. However, management estimates that the majority of its cash and cash equivalent balances at December 31, 1997 and 1996, respectively, were not covered by federal insurance programs, and therefore, were subject to potential loss.

                      (This page intentionally left blank)

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES

                SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF
                          REGISTRANT (PARENT COMPANY)

                            CONDENSED BALANCE SHEETS
                               AS OF DECEMBER 31,
                                 (IN THOUSANDS)

                                     ASSETS

                                                               1997       1996
                                                              -------    -------
Current assets:
  Cash and cash equivalents.................................  $ 1,350    $   196
  Other.....................................................        6         25
                                                              -------    -------
          Total current assets..............................    1,356        221
                                                              -------    -------
Investments in and advances from subsidiaries:
  Investments, at equity....................................   12,394     15,686
                                                              -------    -------
  Advances from subsidiaries, net...........................   (7,204)    (4,570)
                                                              -------    -------
Property, plant and equipment...............................      478        107
  Less accumulated depreciation.............................      (87)       (99)
                                                              -------    -------
                                                                  391          8
                                                              -------    -------
Other assets................................................      364        375
                                                              -------    -------
          Total assets......................................  $ 7,301    $11,720
                                                              =======    =======
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accrued expenses and other................................  $   327    $   196
                                                              -------    -------
Commitments and contingencies (Note A)
Shareholders' equity:
  Preferred stock, authorized 2,000,000 shares, no par
     value, no shares issued................................
Common stock, authorized 10,000,000 shares, par value and
  2,841,601 shares issued, respectively $1 per share,
  2,841,601 and 2,841,601 shares issued, respectively.......    2,842      2,842
  Additional paid-in capital................................    8,733      8,746
  Cumulative foreign currency translation adjustment........       --         54
  Retained earnings (accumulated deficit)...................   (4,401)       144
                                                              -------    -------
                                                                7,174     11,786
  Less treasury stock, 61,386 and 80,486 shares,
     respectively, at cost..................................     (200)      (262)
                                                              -------    -------
       Total shareholders' equity...........................    6,974     11,524
                                                              -------    -------
          Total liabilities and shareholders' equity........  $ 7,301    $11,720
                                                              =======    =======

(Note A) -- The parent has guaranteed a $5,000,000 loan for Paladin.

     The condensed financial information should be read in conjunction with the accompanying Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, which information is included elsewhere herein.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES

                SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF
                   REGISTRANT (PARENT COMPANY) -- (CONTINUED)

                       CONDENSED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               1997       1996       1995
                                                              -------    -------    ------
Income:
  Interest..................................................  $    54    $    18    $   26
  Other.....................................................       17         --        58
                                                              -------    -------    ------
                                                                   71         18        84
                                                              -------    -------    ------
Expenses:
  General and administrative, net of management fee
     income.................................................    1,581      1,063     1,027
  Interest..................................................       10          3         2
                                                              -------    -------    ------
                                                                1,591      1,066     1,029
                                                              -------    -------    ------
Loss before equity in income (loss) of consolidated
  subsidiaries..............................................   (1,520)    (1,048)     (945)
Equity in income (loss) from continuing operations of
  consolidated subsidiaries.................................   (3,093)      (913)      302
Equity in income from discontinued operation of consolidated
  subsidiary................................................      525        425       553
Loss from disposal of discontinued operation................     (457)        --        --
                                                              -------    -------    ------
          Net loss..........................................  $(4,545)   $(1,536)   $  (90)
                                                              =======    =======    ======
Weighted average number of common shares outstanding........    2,766      2,760     2,760
                                                              =======    =======    ======
Net loss per share..........................................  $ (1.64)   $  (.56)   $ (.03)
                                                              =======    =======    ======

     The condensed financial information should be read in conjunction with the accompanying Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, which information is included elsewhere herein.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES

                SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF
                   REGISTRANT (PARENT COMPANY) -- (CONTINUED)

                            STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,
                                 (IN THOUSANDS)

                                                               1997      1996     1995
                                                              -------    -----    -----
Net cash flows used by operating activities.................  $(1,174)   $(718)   $(712)
                                                              -------    -----    -----
Cash flows from investing activities:
  Additions to property, plant and equipment................     (384)      (3)      (1)
  Additions to assets held for sale.........................       --       --       (1)
  Collection of notes receivable............................                         34
  Increase (decrease) in net advances from subsidiaries.....   (2,682)    (997)     204
  Dividends from subsidiaries...............................    5,343    1,714      395
  Proceeds from sale of assets..............................        1       --       20
                                                              -------    -----    -----
Net cash flows provided by investing activities.............    2,278      714      651
                                                              -------    -----    -----
Cash flows from financing activities:
  Purchase of common stock for treasury.....................       --       --      (25)
  Proceeds from exercise of stock options...................       50        2       --
                                                              -------    -----    -----
Net cash flows provided used by financing activities........       50        2      (25)
                                                              -------    -----    -----
Net decrease in cash and cash equivalents...................    1,154       (2)     (86)
Cash and cash equivalents at beginning of year..............      196      198      284
                                                              -------    -----    -----
Cash and cash equivalents at end of year....................  $ 1,350    $ 196    $ 198
                                                              -------    -----    -----

     The condensed financial information should be read in conjunction with the accompanying Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, which information is included elsewhere herein.

                     TCC INDUSTRIES, INC. AND SUBSIDIARIES

                SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF
                   REGISTRANT (PARENT COMPANY) -- (CONTINUED)

                 SCHEDULE OF CASH DIVIDENDS PAID TO REGISTRANT
                        FOR THE YEARS ENDED DECEMBER 31,
                                 (IN THOUSANDS)

                                                                1997      1996     1995
                                                               ------    ------    ----
TeleCom Industrial Group, Inc., a wholly-owned subsidiary of
  TCC Industries, Inc.......................................   $  143    $  214    $395
TeleCom Properties, Inc., a wholly-owned subsidiary TCC of
  TCC Industries, Inc.......................................    5,200     1,500      --
                                                               ------    ------    ----
          Total.............................................   $5,343    $1,714    $395
                                                               ======    ======    ====

     The condensed financial information should be read in conjunction with the accompanying Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, which information is included elsewhere herein.

                                 EXHIBIT INDEX

        EXHIBIT                                  DESCRIPTION
        -------                                  -----------
          3.22           -- 1997 Amendment No. 3 to the Third Amended and Restated
                            Bylaws of the Company.
         10.24           -- Termination Agreement of Consulting and Noncompetition
                            Agreement between TCC Industries, Inc. and W. Grogan Lord
                            dated July 2, 1997.
         10.25           -- Termination Agreement of Consulting and Noncompetition
                            Agreement between TCC Industries, Inc. and Frank W.
                            Denius dated July 2, 1997.
         10.26           -- Termination Agreement of Consulting and Noncompetition
                            Agreement between TCC Industries, Inc. and J. Patrick
                            Kaine dated July 2, 1997.
         10.30           -- Employment Agreement by and among the Company and Robert
                            Thomajan, dated October 1, 1997.
         10.31           -- Employment Agreement by and among the Company and Richard
                            F. Watkins, dated October 1, 1997.
         10.32           -- Employment Agreement by and among the Company and Robert
                            L. Riviere, dated October 1, 1997.
         10.33           -- Employment Agreement by and among the Company and Walter
                            A. DeRoeck, dated October 1, 1997.
         21              -- Subsidiaries of the Registrant
         23.1            -- Consent of Independent Accountants
         27              -- Financial Data Schedule