Form 10-Q
period 1998-03-31
TCC INDUSTRIES INC
filed 1998-05-14
CIK 96918

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

                 504 Lavaca Street, Suite 1004, Austin, TX 78701
             -------------------------------------------------------
               (Address of principal executive offices) (Zip code)

                                  (512)708-5000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)
             -------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

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

Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,813,815 shares as of May 11, 1998.

Part I.  Contents of Consolidated Financial Information:

         Consolidated Balance Sheets

         Consolidated Statements of Operations

         Consolidated Statement of Shareholders' Equity

         Condensed Consolidated Statements of Cash Flows

         Notes to Consolidated Financial Statements

         Management's Discussion and Analysis

Part II. Other Information

Signatures

                      TCC INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)


                                                    March 31,       December 31,
   ASSETS                                             1998              1997
                                                  ------------      ------------
Current assets:
   Cash and cash equivalents                      $        528      $      2,869

   Receivables:
      Trade receivables, net
         of allowance of
         $46 and $92, respectively                       1,473               737
      Other, including interest                            604                50
                                                  ------------      ------------
                                                         2,077               787
                                                  ------------      ------------
   Current portion of interest-only
      strip receivable                                     598               552

   Loans held for sale                                   9,165               --

   Mortgage-backed securities                           57,466               --

   Wholesale inventories, net of
      valuation allowance of
      $800 and $182, respectively                        3,482             4,193

   Other                                                   476               208
                                                  ------------      ------------
         Total current assets                           73,792             8,609
                                                  ------------      ------------

Property, plant and equipment                            3,555             3,415
   Accumulated depreciation                             (1,555)           (1,554)
                                                  ------------      ------------
                                                         2,000             1,861
                                                  ------------      ------------

Long-term portion of interest-only
   strip receivable                                      2,191             2,362

Other assets                                               281               429
                                                  ------------      ------------
         Total assets                             $     78,264      $     13,261
                                                  ============      ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                      TCC INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - continued
                                   (Unaudited)
                      (In thousands, except share amounts)


   LIABILITIES AND                       March 31,       December 31,
   SHAREHOLDERS' EQUITY                    1998              1997
                                       ------------      ------------
Current liabilities:
   Notes payable                       $     16,158      $      1,925
   Securities and loans sold under
     agreements to repurchase                52,009                --
   Current maturities of
         long-term debt                         804               762
   Accounts payable                             244               350
   Accrued expenses                             467               327
                                       ------------      ------------
         Total current liabilities           69,682             3,364

Long-term debt, less current
   maturities                                 2,714             2,813

Deferred liabilities                            141               110
                                       ------------      ------------
         Total liabilities                   72,537             6,287
                                       ------------      ------------
Commitments and contingencies

Shareholders' equity:
   Preferred stock, authorized
      2,000,000 shares, no par
      value, no shares issued                  --                --
   Common stock, authorized
      10,000,000 shares, par
      value $1 per share,
      2,841,601 shares issued                 2,842             2,842
   Additional paid-in capital                 8,726             8,733
   Accumulated deficit                       (5,750)           (4,401)
                                       ------------      ------------
                                              5,818             7,174
   Less treasury stock,
      27,786 and 61,386 shares,
      respectively, at cost                     (91)             (200)
                                       ------------      ------------
         Total shareholders'
            equity                            5,727             6,974
                                       ------------      ------------
         Total liabilities
            and shareholders'
            equity                     $     78,264      $     13,261
                                       ============      ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                      TCC INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In thousands, except per share amounts)


                                                                For the Three Months
                                                                  Ended March 31,
                                                               1998            1997
                                                            ----------      ----------
Wholesale distribution:
   Revenue                                                  $    1,723      $    2,101
   Cost of goods sold                                            1,259           1,346
                                                            ----------      ----------
         Gross profit on wholesale distribution                    464             755
                                                            ----------      ----------
Financial services:
   Gain on sale of securities                                     --              --
   Commissions and fees                                              8            --
   Interest income - loans and securities                          139            --
   Interest expense - loans and securities                         (74)           --
                                                            ----------      ----------
                                                                    73            --
                                                            ----------      ----------
Selling, general and administrative
   expenses                                                      1,809           1,086
                                                            ----------      ----------
         Operating loss                                         (1,272)           (331)
                                                            ----------      ----------
Other income (expense):
   Interest income                                                  13               7
   Interest expense                                               (116)           (122)
   Other, net                                                       27              30
                                                            ----------      ----------
                                                                   (76)            (85)
                                                            ----------      ----------
Loss from continuing operations before
   provision for income taxes                                   (1,348)           (416)
Provision for state income taxes                                     1               1
                                                            ----------      ----------
Loss from continuing operations                                 (1,349)           (417)
Income from discontinued operation                                --               184
                                                            ----------      ----------
Net loss                                                    $   (1,349)     $     (233)
                                                            ==========      ==========
Weighted average number of common
   shares outstanding                                            2,777           2,762
                                                            ==========      ==========
Basic and diluted earnings (loss) per
   common share:
     From continuing operations                             $    (0.49)     $    (0.15)
     From discontinued operation                                  --              0.07
                                                            ----------      ----------
     Net loss                                               $    (0.49)     $    (0.08)
                                                            ==========      ==========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                      TCC INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                   (Unaudited)
                                 (In thousands)



                                         Par Value     Additional
                       Number of         of Common      Paid-in       (Accumulated     Treasury
                        Shares            Shares        Capital         Deficit)        Stock           Total
                      ----------        ----------     ----------     ------------     ----------     ----------
Balances,
January 1, 1998            2,842        $    2,842     $    8,733     $     (4,401)    $      200     $    6,974

Net loss                                                                    (1,349)                       (1,349)

Exercise of
stock option                                                   (7)                           (109)           102
                      ----------        ----------     ----------     ------------     ----------     ----------

Balances,
March 31, 1988             2,842        $    2,842     $    8,726     $     (5,750)    $       91     $    5,727
                      ----------        ----------     ----------     ------------     ----------     ----------

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                      TCC INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                          For the Three Months Ended March 31,
                                                                1998              1997
                                                            ------------      ------------
Net cash provided (used) by operating activities:
   Continuing operations, net                               $    (68,405)     $     (1,193)
   Discontinued operation, net                                      --                 168
                                                            ------------      ------------
         Net cash used by operating activities                   (68,405)           (1,025)
                                                            ------------      ------------

Cash flows from investing activities:
   Additions to property, plant and
         equipment                                                  (217)              (88)
   Proceeds from sale of assets                                       10                10
   Collections of interest-only
      strip receivable                                               124              --
                                                            ------------      ------------
         Net cash used by continuing operations                      (83)              (78)
         Net cash used by discontinued operation                    --                 (26)
                                                            ------------      ------------
         Net cash used by investing activities                       (83)             (104)
                                                            ------------      ------------
Cash flows from financing activities:
   Net borrowings of notes payable                                66,242             1,197
   Long-term debt paid                                              (197)              (41)
   Proceeds from exercise of stock options                           102                 1
                                                            ------------      ------------
         Net cash provided by continuing
            operations                                            66,147             1,157
         Net cash used by discontinued operation                    --                 (52)
                                                            ------------      ------------
         Net cash provided by financing
         activities                                               66,147             1,105
                                                            ------------      ------------

Net decrease in cash and cash equivalents                         (2,341)              (24)

Cash and cash equivalents at beginning
   of period                                                       2,869               778
                                                            ------------      ------------
Cash and cash equivalents at end
   of period                                                $        528      $        754
                                                            ============      ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                      TCC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1   Summary of Significant Accounting Policies

         The consolidated financial statements include the accounts of TCC Industries, Inc. and Subsidiaries ("the Company"), and have been presented in accordance with the reporting requirements for interim financial statements. Such requirements do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in an Annual Report on Form 10-K. Certain amounts have been reclassified for consistency in presentation. In connection therewith readers are referred to the Company's most recent Annual Report on Form 10-K filed for the year ended December 31, 1997. The information furnished herein reflects all adjustments which, in the opinion of management, are of a normal recurring nature and necessary for a fair statement of the results of interim periods. Such results for interim periods are not necessarily indicative of the results to be expected for a full year, principally due to seasonal fluctuations in wholesale distribution revenue.

         Inventories

         Wholesale inventories are valued at the lower of first-in, first-out
(FIFO) cost or market.

         Advertising

         Advertising costs are expensed during the year in which they are incurred.


         Loans held for Sale

         Loans held for sale are carried at the lower of aggregated cost or market value. Purchase premiums and discounts are included in the carrying value of loans held for sale.


         Mortgage-Backed Securities

         Mortgage-backed securities consist entirely of Federal National Mortgage Association ("Fannie Mae") mortgage-backed securities that have been created and issued by Fannie Mae. These mortgage-backed securities represent interest-bearing, marketable obligations of Fannie Mae, which are carried at market value and accounted for as trading securities pursuant to Financial Accounting Standards Board (FASB") Statement of Financial Accounting Standards ("SFAS") No. 65, "Accounting for Certain Mortgage Banking Activities".

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

         Interest-only strip receivables resulting from the securitization of mortgage-backed securities are classified as available for sale securities. The Company periodically reviews the fair value of the interest-only strip receivables. The difference between the fair value and allocated carrying values for securities classified as available for sale would be included as a component of stockholders' equity.

         The Company carries its interest-only strip receivables based upon estimates of future cash flow, which considers assumptions as to the rates of prepayments, and defaults of the Title I Mortgage Loans underlying the mortgage backed securities. There is a reasonable possibility that changes in the value of the interest-only strip receivable could occur in the short term and that the changes could be material to the Company's financial statements.

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

         The Company has estimated the fair value of the interest-only strip receivable to approximate amortized cost at March 31, 1998.

         Revenue Recognition

         Gain on sale of securities includes sale of loans and mortgage-backed securities that are recognized upon the sale of such loans or mortgage-backed securities to investors. The calculation of the gain on sale of such loans and mortgage-backed securities is based upon the difference between the net proceeds from the sale, including the value of an interest-only strip receivable derived from the excess interest spread on the loans, and the allocated carrying values of mortgage-backed securities sold and the interest-only receivables.

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

         The wholesale distribution segment recognizes revenue at the time products are shipped.

         Fair Value of Financial Instruments

         The Company's financial instruments as defined by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", include cash and cash equivalents, trade receivables, interest-only strip receivable, mortgage-backed securities, loans held for sale, accounts payable, accrued expenses and debt. Cash and cash equivalents, trade receivables, accounts payable, accrued expenses and debt are accounted for on a historical cost basis, which approximates fair value at March 31, 1998 and December 31, 1997.

         Impairment of Long-Lived Assets

         Effective October 1, 1997 the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". SFAS No. 121 prescribes that an impairment loss is recognized in the event that facts and circumstances indicated that the carrying amount of an asset may not be recoverable, and an estimate of future undiscounted cash flows is less than the carrying amount of the asset. Impairment is recorded based on an estimate of future discounted cash flows as identified at the lowest level for which there are identifiable cash flows for a particular group of assets. No impairment of long-lived assets was recorded on the financial statements for the quarter ended March 31, 1998.

         Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

         Income Taxes

         The Company and its wholly owned domestic subsidiaries join in filing a consolidated federal income tax return. Separate state income tax returns are filed by subsidiaries where required. The Company accounts for its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes", under which deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. Deferred income tax expenses or benefits are based on the changes in the net deferred asset or liability from period to period. Valuation allowances are established when considered necessary to reduce deferred tax assets by amounts which are more likely than not to be realized.

         Statement of Cash Flows

         For purposes of the condensed consolidated statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

         Reporting Comprehensive Income

         In 1998, the Company adopted SFAS No. 130 "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive loss was the same as net loss reported.

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

         In 1998 and 1997, the Company had various amounts of common stock options outstanding during the years which were not included in the diluted loss per share calculation because the options would have been anti-dilutive.

Note 2   Recent Accounting Pronouncements

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. Management has not yet determined the impact, if any, that SFAS No. 131 will have on its financial statement disclosures.

                      TCC INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


         In February 1998, the FASB issued SFAS 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits", which significantly changes current financial statement disclosure requirements from those that were required under SFAS No. 87, "Employers' Accounting for Pensions", SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and SFAS No. 106, "Employers Accounting for Postretirement Benefits Other Than Pensions". SFAS No. 132 does not change the existing measurement or recognition provisions of SFAS Nos. 87, 88 or 106. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. Management has not yet determined the impact, if any, that SFAS No. 132 will have on its financial statement disclosures.

Note 3   Loans Held for Sale

         At March 31, 1998, loans held for sale consisted of approximately $2,102,000 in Title I Loans and $7,063,000 in 125 Loan to Value loans ("LTV's"), a type of non-prime conventional loan.

Note 4   Securities and Loans Sold Under Agreements to Repurchase

         Effective January 30, 1998, TCC Industries, Inc. (the "Parent") and Paladin Financial, Inc. ("Paladin"), a wholly owned financial services subsidiary of the Company, entered into a Master Purchase Agreement (the "Agreement") with a bank (the "Bank") whereby Paladin can sell to the Bank up to $50,000,000 (the "Purchase Amount") of individual FHA Title I Home Improvement loans, mortgage-backed securities and conventional mortgage loans selected by Paladin and Paladin has the absolute and unconditional obligation to purchase said loans and securities from the Bank at any time prior to January 30, 1999, upon five (5) Days notice from the Bank. On March 12, 1998 the Agreement was amended to increase the Purchase Amount to $60,000,000. In the event Paladin does not fulfill its obligation to purchase said loans and securities, the Bank is authorized to sell the individual loans and securities to third parties and Paladin is obligated to cover any loss incurred by the Bank on the sale. The Parent guaranteed Paladin's obligations in the Agreement. As of March 31, 1998, the Bank was holding approximately $52,009,000 (market value) of such loans and securities pursuant to the Agreement, which market value was approximately equivalent to the original cost of such loans and securities.

Note 5   Notes Payable

         Notes payable consisted of the following:

                                                      March 31,    December 31,
Type of indebtedness              Interest rate         1998          1997
--------------------              -------------       --------     -----------
Demand line of credit with
a bank, collateralized by
all of the assets of
Allen-Lewis                            12%            $  1,856     $   1,925

Demand line of credit with
a bank                           Prime less 0.5%         4,050            --

Note payable to related
party                             6.1% to 6.8%          10,252            --
                                                      --------     ---------
                                                      $ 16,158     $   1,925
                                                      ========     =========

         At March 31, 1998, Allen-Lewis had a demand note credit agreement with a bank that provided maximum borrowing capabilities of $4.0 million, subject to a borrowing base calculation, for working capital purposes and letters of credit. At March 31, 1998, Allen-Lewis had approximately $1.9 million outstanding from this line of credit and had less than $1,000 available for borrowing.

         On September 15, 1997, NationsBank of Texas, N.A. ("Bank"), agreed to extend to the Company a $5,000,000 line of credit ("Line of Credit") for the Company's use in financing, to the extent the Company's funds are not sufficient, the initial operations of its new financial services segment. In order to obtain the Line of Credit and to secure a favorable rate of interest, Walter A. DeRoeck, Chairman of the Company, and Robert Thomajan, President of the Company, have each personally guaranteed the performance of the Company's obligations to the Bank under the Line of Credit. The Line of Credit, which matures on September 15, 1998, calls for quarterly interest payments to be made by the Company at the Bank's prime rate of interest, less .5%, per annum. Because of the guaranties provided by Messrs. DeRoeck and Thomajan, the Company was not required to secure the performance of its obligations under the Line of Credit by pledging as collateral any of its assets or other properties.

         As of March 27, 1998, the Chairman of the Board entered into an accommodation with Paladin whereby the Chairman acquired on Paladin's behalf approximately $10.3 million in FNMA mortgage-backed securities. Paladin is obligated to purchase the securities from the Chairman within 90 days of the above stated purchase date at the purchase price plus any interest and other costs incurred. The transaction has no consequence or benefit to the Chairman and all gains, losses and expenses related to the transaction will pass to Paladin.

Note 6   Commitments and Contingencies

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

Note 7   Discontinued Operation

         On September 19, 1997 a wholly-owned subsidiary of the Company, Meyer Machine Company, completed the sale of all of its assets for a cash consideration of $6,000,000 plus the assumption of its liabilities by the purchaser. The purchaser was Meyer Acquisition Corporation, Inc. whose principal, Eugene Teeter, had been the President of Meyer Machine Company. The Company reported a net loss on sale of $457,000. During the three months ended March 31, 1997 revenue from Meyer Machine Company and its subsidiaries was $2,422,000.

Note 8   New Businesses

         In early September, 1997 the Company completed the organization of and commenced the operations of three new subsidiaries to engage in a broad range of merchant and investment banking services and to build a national consumer finance organization. Paladin is primarily engaged in the origination, purchase and disposition of loans and the related real estate mortgages. Barton Creek Capital Corporation is engaged in developing an external client base for which it will provide a broad range of merchant and investment banking services, including private placements, mergers and acquisitions, and other financial advisory services. Texas Capital Markets, Inc., assists Paladin with the development and implementation of loan products and programs, the negotiation and closing of bulk loan purchases, the development and implementation of various loan disposition strategies and the procurement of the various financing facilities necessary for the implementation of the loan programs to be undertaken by Paladin. Although success in this new field of endeavor cannot be assured, the Company believes that the unique synergy among these subsidiaries will help provide a competitive advantage as the Company enters a new era of operations.

                      TCC INDUSTRIES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


         The following is management's discussion and analysis of the results of operations and financial condition of TCC Industries, Inc. and Subsidiaries ("the Company") during the periods included in the accompanying consolidated financial statements. The discussion below relates to material changes in the results of continuing operations for the three months ended March 31, 1998 as compared to the same periods ended March 31, 1997 and to material changes in the financial condition of the Company occurring since the prior year end of December 31, 1997. The reader is invited to review Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 for further details regarding the significant factors affecting the results of operations and financial condition of the Company.

             COMPARISONS OF THE RESULTS OF OPERATIONS FOR THE THREE
                 MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997

         The Company reported a net loss for the three months ended March 31, 1998 of $1,349,000 on revenue of $1,870,000 as compared to a loss of $233,000 on revenue of $2,101,000 for the same period in 1997.

         On September 19, 1997 the Company sold substantially all of the assets of its manufacturing segment for $6,000,000 in cash and the assumption of its liabilities by the purchaser and reported a loss on sale of $457,000 (see Note 7 to the consolidated financial statements).

REVENUE

         Consolidated revenue from continuing operations decreased $231,000 (11.0%) to $1,870,000 for the first quarter of 1998 as compared to revenue of $2,101,000 for the first quarter of 1997. The decline in revenue is primarily due to a decline in the booking of orders at the wholesale distribution segment that occurred during the 1997 booking season, such decline continuing a pattern that began in 1993. This decline was partially offset by $147,000 in revenue from the financial services segment which initiated operations during the fourth quarter of 1997.

GROSS PROFIT

         Consolidated gross profit from continuing operations declined $291,000 to $464,000 (26.9% of sales) as compared to $755,000 (35.9% of sales) for the same quarter of 1997. This decline was primarily due to lower revenues discussed above, and an increase in the sale of slow moving and discontinued items at discounted prices.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Consolidated selling, general and administrative expenses increased $723,000 during the first quarter of 1998 when compared to the first quarter of 1997. The increase is primarily the result of the administrative expenses of the financial services segment ($985,000) which initiated operations during the fourth quarter of 1997. This was partially offset by a $144,000 decrease at the wholesale distribution segment and a $121,000 decrease at the parent company. The reduction at the wholesale distribution segment was primarily due to lower wages ($78,000) and lower selling expenses ($56,000). The reduction at the parent company was primarily due to lower wages ($37,000) and the elimination of the proxy contest expenses ($80,000) that were incurred during the first quarter of 1997.

OTHER INCOME (EXPENSE)

         Consolidated other expense, net of other income, decreased $9,000 to $76,000 during the first quarter of 1998 when compared to the same period in 1997, primarily due to a lower level of borrowing at the wholesale distribution segment.

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

         During the fourth quarter of 1997 the financial services segment consummated its first securitization, a $25 million transaction on which it reported a gain on sale of $504,000. During the first quarter of 1998 Paladin began purchasing FHA Title I Home Improvement and conventional mortgage loans.

         Although success in these new endeavors cannot be assured, the Company believes that the unique synergy among these subsidiaries will help provide a competitive advantage as the Company enters a new era of operations.

                         LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1998 the Company had working capital of $4.1 million and a current ratio of 1.1 to 1. This compares to working capital of $5.2 million and a current ratio of 2.6 to 1 at December 31, 1997. Cash for the three months ended March 31, 1998 decreased $2.3 million. The decline in the current ratio is primarily due to the purchases of large quantities of mortgage related securities by the financial services segment and the incurring of short-term obligations related to such purchases (the financial services segment began operations in the fourth quarter of 1997). The decline in working capital and cash is primarily the result of the loss reported during the first quarter of 1998 and investment in the above mentioned mortgage related securities.

         At March 31, 1998, Allen-Lewis had a demand note credit agreement with a bank that provided maximum borrowing capabilities of $4.0 million, subject to a borrowing base calculation, for working capital purposes and letters of credit. At March 31, 1998, Allen-Lewis had approximately $1.9 million outstanding from this line of credit and had less than $1,000 available for borrowing.

         On September 15, 1997, NationsBank of Texas, N.A. ("Bank"), agreed to extend to the Company a $5,000,000 line of credit ("Line of Credit") for the Company's use in financing, to the extent the Company's funds are not sufficient, the initial operations of its new financial services segment. In order to obtain the Line of Credit and to secure a favorable rate of interest, Walter A. DeRoeck, Chairman of the Company, and Robert Thomajan, President of the Company, have each personally guaranteed the performance of the Company's obligations to the Bank under the Line of Credit. The Line of Credit, which matures on September 15, 1998, calls for quarterly interest payments to be made by the Company at the Bank's prime rate of interest, less .5%, per annum. Because of the guaranties provided by Messrs. DeRoeck and Thomajan, the Company was not required to secure the performance of its obligations under the Line of Credit by pledging as collateral any of its assets or other properties. As of March 31, 1998, $4,050,000 was outstanding under this Line of Credit.

         As of March 27, 1998, the Chairman of the Board entered into an accommodation with Paladin whereby the Chairman acquired on Paladin's behalf approximately $10.3 million in FNMA mortgage-backed securities. Paladin is obligated to purchase the securities from the Chairman within 90 days of the above stated purchase date at the purchase price plus any interest and other costs incurred. The transaction has no consequence or benefit to the Chairman and all gains, losses and expenses related to the transaction will pass to Paladin.

         Effective January 30, 1998, TCC Industries, Inc. (the "Parent") and Paladin Financial, Inc. (Paladin), a wholly owned financial services subsidiary of the Company, entered into a Master Purchase Agreement (the "Agreement") with a bank (the "Bank") whereby the Bank agreed to purchase up to $50,000,000 (the "Purchase Amount") of individual FHA Title I Home Improvement loans, mortgage-backed securities and conventional mortgage loans selected by Paladin and Paladin has the absolute and unconditional obligation to purchase said loans and securities from the Bank at any time prior to January 30, 1999, upon five
(5) Days notice from the Bank. On March 12, 1998 the Agreement was amended to increase the Purchase Amount to $60,000,000. In the event Paladin does not fulfill its obligation to purchase said loans and securities, the Bank is authorized to sell the individual loans and securities to third parties and Paladin is obligated to cover any loss incurred by the Bank on the sale. The Parent guaranteed Paladin's obligations in the Agreement. As of March 31, 1998, the Bank was holding approximately $52,009,000 (market value) of such loans and securities pursuant to the Agreement, which market value was approximately equivalent to the original cost of such loans and securities.

         For information on the impact of recent accounting pronouncements see
Note 2 to the consolidated financial statements appearing elsewhere herein.

                      TCC INDUSTRIES, INC. AND SUBSIDIARIES
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1998

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

               See Note 5 to the consolidated financial statements included elsewhere herein for a discussion of legal proceedings.

Item 2.   Changes in Securities

               None.

Item 3.   Defaults upon Senior Securities

               None.

Item 4.   Submission of Matters to a Vote of Security Holders

               The Annual Meeting of Shareholders of TCC Industries, Inc. was held on May 4, 1998, for the purpose of (1) electing five directors to the Board of Directors, (2) approving the appointment by the Board of Directors of Coopers & Lybrand L.L.P. as the firm of independent accountants to audit the accounts of the Company for the fiscal year ended December 31, 1998, (3) approving the Company's 1998 Non-Employee Directors Stock Option Plan, having the effect of replacing the 1995 Non-Employee Directors Stock Option Plan, and (4) approving the Company's 1998 Employee Incentive Stock Option Plan. The Company pursuant to
               Section 14(a) of the Securities Exchange Act of 1934 solicited proxies for the meeting.

               The vote on the election of the nominees for director was:

                                 Walter A. DeRoeck         Robert Thomajan
               For               2,356,494                 2,356,494
               Withheld             30,136                    30,136

                                 Lawrence E. Tilton        Robert D. Starnes
               For               2,356,494                 2,356,134
               Withheld             30,136                    30,496

                                 Alan M. Sager
               For               2,356,494
               Withheld             30,136

               Richard B. Curran was not up for election and continues to serve as a director.

               The vote on approving the appointment of Coopers & Lybrand L.L.P. as the firm of independent accountants to audit the accounts of the Company for the fiscal year ended December 31, 1998 was:

               For               2,354,532
               Against              22,810
               Abstain               9,188

               The vote approving the Company's 1998 Non-Employee Directors Stock Option Plan, having the effect of replacing the 1995 Non-Employee Directors Stock Option Plan was:

               For               1,248,854
               Against             188,253
               Abstain              17,194

               The vote approving the Company's 1998 Employees Incentive Stock Option Plan was:

               For               1,256,640
               Against             182,187
               Abstain              15,474

Item 5.   Other Information

               None.

Item 6.   Exhibits and Reports on Form 8-K

6(a)         Exhibits:

                    11 The computation of diluted earnings per share would be the same as basic earnings per share, which is easily discernible on the face of the Statements of Operations included elsewhere herein.

                    27   Financial Data Schedules:

                         (i)  For the quarterly period ended March 31, 1998.

6(b)         Reports on Form 8-K:

                    The following is the date and description of the events reported on Form 8-K filed during the first quarter of 1998 and the Form 8-K filed subsequently:

                    Date of Earliest Event
                    Reported on Form 8-K              Description

                    March 25, 1998           TCC announced that it was in
                                             preliminary discussions to sell all
                                             of the shares of its subsidiary,
                                             Paladin Financial, Inc., to an
                                             acquisition group consisting of
                                             some of the senior management of
                                             Paladin.

                    April 1, 1998            TCC announced that it had
                                             terminated discussions with the
                                             acquisition group that had offered
                                             to acquire the business of one of
                                             its subsidiaries, Paladin
                                             Financial, Inc.

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

Date:  May 14, 1998

                                  EXHIBIT INDEX


EXHIBIT
  NO.
-------

     11 The computation of diluted earnings per shares would be the same as basic earnings per share, which is easily discernible on the face of the Statements of Operations included elsewhere herein.

     27   Financial Data Schedules:

          (i)      For the quarterly period ended March 31, 1998