Form 10-Q
period 1998-06-30
TCC INDUSTRIES INC
filed 1998-08-05
CIK 96918

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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
 (State or other jurisdiction of                             (I. R. S. Employer
  incorporation or organization)                             Identification No.)

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

Yes [ ]  No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,813,815 shares as of August 4, 1998.

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

    Management's Discussion and Analysis

Part II. Other Information

    Signatures

                      TCC INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)

                                            June 30,     December 31,
   ASSETS                                     1998           1997
                                           ------------  ------------
Current assets:
   Cash and cash equivalents               $  1,294    $      2,869

   Receivables:
      Trade receivables, net
         of allowance of
         $53 and $92, respectively            1,697             737
      Other, including interest                 316              50
                                           --------    ------------
                                              2,013             787
                                           --------    ------------
   Current portion of interest-only
      strip receivable                          498             552

   Loans held for sale                       16,148              --

   Wholesale inventory, net of
      valuation allowance of
      $775 and $905, respectively             3,335           4,193

   Other                                        371             208
                                           --------    ------------
         Total current assets                23,659           8,609
                                           --------    ------------

Property, plant and equipment                 3,608           3,415
   Accumulated depreciation                  (1,614)         (1,554)
                                           --------    ------------
                                              1,994           1,861
                                           --------    ------------

Long-term portion of interest-only
   strip receivable                           2,116           2,362

Other assets                                    276             429
                                           --------    ------------
         Total assets                      $ 28,045    $     13,261
                                           ========    ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                      TCC INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - continued
                                   (Unaudited)
                      (In thousands, except share amounts)


   LIABILITIES AND                                     June 30,    December 31,
   SHAREHOLDERS' EQUITY                                 1998           1997
                                                      ---------    ------------
Current liabilities:
   Notes payable                                       $  2,050    $      1,925
   Loans sold under agreements to repurchase             15,724              --
   Current maturities of long-term debt                     667             762
   Accounts payable                                         127             350
   Accrued expenses                                         536             327
                                                       --------    ------------
         Total current liabilities                       19,104           3,364

Long-term debt, less current
   maturities                                             2,657           2,813

Deferred liabilities                                        105             110
                                                       --------    ------------
         Total liabilities                               21,866           6,287
                                                       --------    ------------
Commitments and contingencies

Shareholders' equity:
   Preferred stock, authorized
      2,000,000 shares, no par
      value, no shares issued                                --              --
   Common stock, authorized
      10,000,000 shares, par
      value $1 per share,
      2,841,601 shares issued                             2,842           2,842
   Additional paid-in capital                             8,726           8,733
   Accumulated deficit                                   (5,298)         (4,401)
                                                       --------    ------------
                                                          6,270           7,174
   Less treasury stock,
      27,786 and 61,386 shares,
      respectively, at cost                                 (91)           (200)
                                                       --------    ------------

      Total shareholders' equity                          6,179           6,974
                                                       --------    ------------
      Total liabilities
        and shareholders' equity                       $ 28,045    $     13,261
                                                       ========    ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                      TCC INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In thousands, except per share amounts)


                                                      For the Three Months Ended June 30,
                                                        1998                      1997
                                                      --------                   --------
Financial services:
   Sale of securities                                 $ 64,947                         --
   Cost of securities sold                              64,141                         --
                                                      --------                   --------
         Gain on sale of securities                        806                         --
   Commissions and fees                                    464                         --
   Interest income                                         770                         --
   Interest expense                                       (428)                        --
                                                      --------                   --------
         Gross profit                                    1,612                         --
                                                      --------                   --------
Wholesale distribution:
   Revenue                                               1,742                   $  2,532
   Cost of goods sold                                    1,178                      2,055
                                                      --------                   --------
         Gross profit                                      564                        477
                                                      --------                   --------
Selling, general and administrative expenses             1,678                      1,012
                                                      --------                   --------
         Operating profit (loss)                           498                       (535)
                                                      --------                   --------
Other income (expense):
   Interest income                                           7                         10
   Interest expense                                        (87)                      (146)
   Other, net                                               35                       (495)
                                                      --------                   --------
                                                           (45)                      (631)
                                                      --------                   --------
Profit (loss) from continuing operations
   before provision for income taxes                       453                     (1,166)
Provision for state income taxes                             1                          2
                                                      --------                   --------
Profit (loss) from continuing operations                   452                     (1,168)
Income from discontinued operation                          --                        280
                                                      --------                   --------
Net income (loss)                                     $    452                   $   (888)
                                                      ========                   ========
Weighted average number of common and
   common equivalent shares outstanding                  2,790                      2,762
                                                      ========                   ========
Basic and diluted earnings (loss) per common share:
   From continuing operations                         $   0.16                   $  (0.42)
   From discontinued operation                              --                       0.10
                                                      --------                   --------
     Net income (loss)                                $    .16                   $  (0.32)
                                                      ========                   ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                      TCC INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In thousands, except per share amounts)


                                                       For the Six Months Ended June 30,
                                                        1998                      1997
                                                       --------                 --------
Financial services:
   Sale of securities                                  $ 64,947                 $     --
   Cost of securities sold                               64,141                       --
                                                       --------                 --------
         Gain on sale of securities                         806                       --
   Commissions and fees                                     472                       --
   Interest income                                          904                       --
   Interest expense - loans                                (502)                      --
                                                       --------                 --------
         Gross profit                                     1,680                       --
                                                       --------                 --------
Wholesale distribution:
   Revenue                                                3,464                    4,633
   Cost of goods sold                                     2,437                    3,401
                                                       --------                 --------
         Gross profit                                     1,027                    1,232
                                                       --------                 --------
Selling, general and administrative expenses              3,487                    2,097
                                                       --------                 --------
         Operating loss                                    (780)                    (865)
                                                       --------                 --------
Other income (expense):
   Interest income                                           24                       18
   Interest expense                                        (202)                    (269)
   Other, net                                                62                     (465)
                                                       --------                 --------
                                                           (116)                    (716)
                                                       --------                 --------
Loss from continuing operations before
   provision for income taxes                              (896)                  (1,581)
Provision for state income taxes                              1                        3
                                                       --------                 --------
Loss from continuing operations                            (897)                  (1,584)
Income from discontinued operation                           --                      463
                                                       --------                 --------
Net loss                                               $   (897)                $ (1,121)
                                                       ========                 ========
Weighted average number of common and
   common equivalent shares outstanding                   2,790                    2,762
                                                       ========                 ========
Basic and diluted earnings loss per common:
   From continuing operations                          $  (0.32)                $  (0.58)
   From discontinued operation                               --                     0.17
                                                       --------                 --------
     Net loss                                          $  (0.32)                $  (0.41)
                                                       ========                 ========


               The accompanying notes are an integral part of the
                       consolidated financial statements.
                                       -4-

                      TCC INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED June 30, 1998
                                   (Unaudited)
                                 (In thousands)


                                                 Par Value     Additional
                                  Number of      of Common       Paid-in     Accumulated     Treasury
                                    Shares         Shares        Capital       Deficit         Stock         Total
                                 -----------    -----------    -----------   -----------    -----------   -----------
Balances,
January 1, 1998                        2,842    $     2,842    $     8,733   $    (4,401)   $      (200)  $     6,974

Net loss                                                                            (897)                        (897)

Exercise of
stock option                                                            (7)                         109           102
                                 -----------    -----------    -----------   -----------    -----------   -----------

Balances,
June 30, 1998                          2,842    $     2,842    $     8,726   $    (5,298)   $       (91)  $     6,179
                                 -----------    -----------    -----------   -----------    -----------   -----------

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                      TCC INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                    For the Six Months Ended June 30,
                                                       1998                  1997
                                                    ---------              ---------
Net cash provided (used) by operating activities:
   Continuing operations, net                       $ (17,163)             $  (1,866)
   Discontinued operation, net                             --                    197
                                                    ---------              ---------
         Net cash used by operating activities      $ (17,163)                (1,669)
                                                    ---------              ---------

Cash flows of investing activities:
   Additions to property, plant and
         equipment                                       (277)                   (96)
   Proceeds from sale of assets                             8                     11
   Collections of interest-only
      strip receivable                                    299                     --
                                                    ---------              ---------
         Net cash provided (used) by continuing
            Operations                                     30                    (85)

         Net cash used by discontinued operation           --                   (196)
                                                    ---------              ---------
         Net cash provided (used) by investing
            activities                                     30                   (281)
                                                    ---------              ---------
Cash flows of financing activities:
   Net borrowings of notes payable debt                15,850                  1,765
   Long-term debt paid                                   (394)                   (67)
   Proceeds from exercise of stock options                102                      1
                                                    ---------              ---------
         Net cash provided by continuing
            operations                                 15,558                  1,699
         Net cash used by discontinued operation           --                    (62)
                                                    ---------              ---------
         Net cash provided by financing
         activities                                    15,558                  1,637
                                                    ---------              ---------

Net decrease in cash and cash equivalents              (1,575)                  (313)

Cash and cash equivalents at beginning
   of period                                            2,869                    778
                                                    ---------              ---------
Cash and cash equivalents at end
   of period                                        $   1,294              $     465
                                                    =========              =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                      TCC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1   Summary of Significant Accounting Policies

         The consolidated financial statements include the accounts of TCC Industries, Inc. and Subsidiaries (the "Company"), and have been presented in accordance with the reporting requirements for interim financial statements. Such requirements do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in an Annual Report on Form 10-K. Certain amounts have been reclassified for consistency in presentation. In connection therewith readers are referred to the Company's most recent Annual Report on Form 10-K filed for the year ended December 31, 1997. The information furnished herein reflects all adjustments which, in the opinion of management, are of a normal recurring nature and necessary for a fair statement of the results of interim periods. Such results for interim periods are not necessarily indicative of the results to be expected for a full year, principally due to seasonal fluctuations in wholesale distribution revenue.

         Inventories

         Wholesale inventories are valued at the lower of first-in, first-out
(FIFO) cost or market.

         Advertising

         Advertising costs are expensed during the year in which they are incurred.

         Loans Held For Sale

         Loans held for sale are carried at the lower of aggregated cost or market value. Purchase premiums and discounts are included in the carrying value of loans held for sale. Loans held for sale consist primarily of FHA Title I Home Improvement loans and 125 Loan To Value loans, a type of non-prime conventional loan.

         Mortgage-Backed Securities

         Mortgage-backed securities consist entirely of Federal National Mortgage Association ("Fannie Mae") mortgage-backed securities that have been created and issued by Fannie Mae. These mortgage-backed securities represent interest-bearing, marketable obligations of Fannie Mae, which are carried at market value and accounted for as trading securities pursuant to Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 65, "Accounting for Certain Mortgage Banking Activities". No mortgage-backed securities were outstanding at June 30, 1998 and December 31, 1997.

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

         Interest-only strip receivables resulting from the securitization of mortgage-backed securities are classified as trading securities. The Company periodically reviews the fair value of the interest-only strip receivables.

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

         Revenue Recognition

         The wholesale distribution segment recognizes revenue at the time products are shipped.

         Fair Value of Financial Instruments

         The Company's financial instruments as defined by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", include cash and cash equivalents, trade receivables, interest-only strip receivable, accounts payable, accrued expenses and debt. All financial instruments except the interest-only strip receivable are accounted for on a historical cost basis, which approximates fair value at June 30, 1998 and December 31, 1997. At June 30, 1998 and December 31, 1997 the amortized cost of the interest-only strip receivable approximates fair value.

         Impairment of Long-Lived Assets

         SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of", prescribes that an impairment loss is recognized in the event that facts and circumstances indicated that the carrying amount of an asset may not be recoverable, and an estimate of future undiscounted cash flows is less than the carrying amount of the asset. Impairment is recorded based on an estimate of future discounted cash flows as identified at the lowest level for which there are identifiable cash flows for a particular group of assets. No impairment of long-lived assets was recorded on the financial statements for the six month period ended June 30, 1998.

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

         Statement of Cash Flows

         For purposes of the condensed consolidated statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

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

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of SFAS No. 133 will not have a significant effect on the Company's results of operations or its financial position.

Note 3   Securities and Loans Sold Under Agreements to Repurchase

         Effective January 30, 1998, TCC Industries, Inc. (the "Parent") and Paladin Financial, Inc. ("Paladin"), a wholly owned financial services subsidiary of the Company, entered into a Master Purchase Agreement (the "Agreement") with a bank (the "Bank") whereby Paladin can sell to the Bank up to $50,000,000 (the "Purchase Amount") of individual FHA Title I Home Improvement loans, mortgage-backed securities and conventional mortgage loans selected by Paladin and Paladin has the absolute and unconditional obligation to repurchase said loans and securities from the Bank at any time prior to January 30, 1999, upon five days notice from the Bank. On March 12, 1998 the Agreement was amended to increase the Purchase Amount to $60,000,000. In the event Paladin does not fulfill its obligation to repurchase said loans and securities, the Bank is authorized to sell the individual loans and securities to third parties and Paladin is obligated to cover any loss incurred by the Bank on the sale. The Parent guaranteed Paladin's obligations in the Agreement. As of June 30, 1998, the Bank was holding approximately $15.7 million (market value) of such loans and securities pursuant to the Agreement, which market value was approximately equivalent to the original cost of such loans and securities.

Note 4   Agreements With Related Parties

         On September 15, 1997, NationsBank of Texas, N.A. ("NationsBank"), agreed to extend to the Company a $5,000,000 line of credit ("Line of Credit") for the Company's use in financing, to the extent the Company's funds are not sufficient, the initial operations of its new financial services segment. In order to obtain the Line of Credit and to secure a favorable rate of interest, Walter A. DeRoeck, Chairman of the Company, and Robert Thomajan, President of the Company, have each personally guaranteed the performance of the Company's obligations to NationsBank under the Line of Credit. The Line of Credit, which matures on September 15, 1998, calls for quarterly interest payments to be made by the Company at NationsBank's prime rate of interest, less .5%, per annum. Because of the guaranties provided by Messrs. DeRoeck and Thomajan, the Company was not required to secure the performance of its obligations under the Line of Credit by pledging as collateral any of its assets or other properties. The highest balance outstanding under this Line of Credit during the six month period ended June 30, 1998 was approximately $4.0 million and as of June 30, 1998, there was no balance outstanding.

         As of March 27, 1998, the Chairman of the Board entered into an accommodation with Paladin whereby the Chairman acquired on Paladin's behalf approximately $10.3 million in FNMA mortgage-backed securities. These securities were sold during the quarter ended June 30, 1998 resulting in a gain to Paladin, and the transaction had no consequence or benefit to the Chairman.

Note 5   Commitments and Contingencies

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

Note 6   Discontinued Operation

         On September 19, 1997 a wholly owned subsidiary of the Company, Meyer Machine Company, completed the sale of all of its assets for a cash consideration of $6,000,000 plus the assumption of its liabilities by the purchaser. The purchaser was Meyer Acquisition Corporation, Inc. whose principal, Eugene Teeter, had been the President of Meyer Machine Company. The Company reported a loss on the sale of $457,000. During the three month and six month periods ended June 30, 1997 revenue from Meyer Machine Company and its subsidiaries was $2,422,000 and $5,348,000, respectively.

Note 7   New Businesses

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

                      TCC INDUSTRIES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


         The following is management's discussion and analysis of the results of operations and financial condition of TCC Industries, Inc. and Subsidiaries (the "Company") during the periods included in the accompanying consolidated financial statements. The discussion below relates to material changes in the results of continuing operations for the three and six month periods ended June 30, 1998 as compared to the same periods ended June 30, 1997 and to material changes in the financial condition of the Company occurring since the prior year end of December 31, 1997. The reader is invited to review Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 for further details regarding the significant factors affecting the results of operations and financial condition of the company.

             COMPARISONS OF THE RESULTS OF OPERATIONS FOR THE THREE
                  MONTHS ENDED June 30, 1998 AND June 30, 1997

         The Company reported a net profit for the three months ended June 30, 1998 of $452,000 on revenue, including proceeds from sale of securities and loans, of $67,923,000 as compared to a loss of $888,000 on revenue of $2,532,000 for the same period in 1997.

         On September 19, 1997 the Company sold substantially all of the assets of its manufacturing segment for $6,000,000 in cash and the assumption of its liabilities by the purchaser and reported a loss on sale of $457,000 (see note
6).

         In early September, 1997 the Company completed the organization of and commenced the operations of three new subsidiaries that are engaged in a broad range of merchant and investment banking services and consumer finance (the financial services segment). See note 7 for a description of these businesses.

REVENUE

         Consolidated revenue, including proceeds from sale of securities and loans, from continuing operations increased $65,391,000 to $67,923,000 for the second quarter of 1998 as compared to revenue of $2,532,000 for the second quarter of 1997. The increase in revenue is primarily due to the purchase and sale of financial instruments by the financial services segment and reflects the shift of the Company from a manufacturing company to primarily a financial services company (see note 7). Revenue at the wholesale distribution segment declined $790,000 to $1,742,000 due to a decline in the booking of orders that occurred during the 1997 booking season, such decline continuing a pattern that began in 1993.

GROSS PROFIT

         Consolidated gross profit from continuing operations increased $1,699,000 to $2,176,000 in the second quarter of 1998 when compared to $477,000 for the same period in 1997.

         The gross profit at the financial services segment during the second quarter of 1998 was $1,612,000. The financial services segment began operations in the fourth quarter of 1997 (see note 7), therefore no gross profit existed during the second quarter of 1997.

         At the wholesale distribution segment, gross profit increased $87,000 to $564,000 (32.4% of sales) as compared to $477,000 (18.8% of sales) for the same quarter of 1997. During the second quarter of 1997 the wholesale distribution segment recorded a $429,000 provision associated with the segments's decision to rapidly reduce inventory levels primarily through incentive discounts on certain items. The recording of this provision is the primary reason gross profit during the second quarter of 1997 at the wholesale distribution segment was abnormally low. Excluding this provision gross profit during the second quarter of 1997 would have been $906,000 (35.8% of sales), and using this adjusted amount, gross profit actually declined $342,000 during the second quarter of 1998 as compared to the same period in 1997. This decline was primarily due to the decline in revenue discussed above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Consolidated selling, general and administrative expenses increased $666,000 during the second quarter of 1998 when compared to the second quarter of 1997. The increase is primarily the result of the selling, general and administrative expenses of the financial services segment ($824,000). This was partially offset by a $222,000 decrease at the wholesale distribution segment. The reduction at the wholesale distribution segment was primarily due to lower wages ($79,000), lower sales commissions ($58,000), lower travel expenses ($37,000) and a general reduction in administrative expenses ($39,000).

OTHER INCOME (EXPENSE)

         Consolidated other expense, net of other income, decreased $586,000 to $45,000 during the second quarter of 1998 when compared to the same period in 1997, primarily due to a reduction in interest expense at the wholesale distribution segment ($51,000) resulting from a lower level of borrowings under its Line of Credit as well as the 1997 quarter including one time charges of (1) $235,000 of expenses related to a proxy contest and (2) $282,000 in severance provisions pursuant to an employment agreement with the Company's former chief executive officer.

                      TCC INDUSTRIES, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS - (CONTINUED)


              COMPARISONS OF THE RESULTS OF OPERATIONS FOR THE SIX
                  MONTHS ENDED June 30, 1998 AND June 30, 1997

         The Company reported a net loss for the six month period ended June 30, 1998 of $897,000 on revenue, including proceeds from sale of securities and loans, of $69,787,000 as compared to a loss of $1,121,000 on revenue of $4,633,000 for the same period in 1997.

         On September 19, 1997 the Company sold substantially all of the assets of its manufacturing segment for $6,000,000 in cash and the assumption of its liabilities by the purchaser and reported a loss on sale of $457,000 (see note
6).

         In early September, 1997 the Company completed the organization of and commenced the operations of three new subsidiaries that are engaged in a broad range of merchant and investment banking services and consumer finance (the financial services segment). See note 7 for a description of these businesses.

REVENUE

         Consolidated revenue, including proceeds from sale of securities and loans, from continuing operations increased $65,154,000 to $69,787,000 for the six month period ended June 30, 1998 as compared to revenue of $4,633,000 for the same period in 1997. The increase in revenue is primarily due to the purchase and sale of financial instruments by the financial services segment and reflects the shift of the company from a manufacturing company to primarily a financial services company (see note 7). Revenue at the wholesale distribution segment declined $1,169,000 to $3,464,000 due to a decline in the booking of orders that occurred during the 1997 booking season, such decline continuing a pattern that began in 1993.

GROSS PROFIT

         Consolidated gross profit from continuing operations increased $1,475,000 to $2,707,000 for the six month period ended June 30, 1998 when compared to $1,232,000 for the same period in 1997.

         The gross profit at the financial services segment during the first six months of 1998 was $1,680,000. The financial services segment began operations in the fourth quarter of 1997 (see note 7), therefore no gross profit existed during the first six months of 1997.

         At the wholesale distribution segment, gross profit decreased $205,000 to $1,027,000 (29.6% of sales) during the first six months of 1998 as compared to $1,232,000 (26.6% of sales) for the same period in 1997. During the first six months of 1997 the wholesale distribution segment recorded a $429,000 provision associated with the segments' decision to rapidly reduce inventory levels primarily through incentive discounts on certain items. The recording of this provision is the primary reason gross profit during the second quarter of 1997 at the wholesale distribution segment was abnormally low. Excluding this provision gross profit during the first six months of 1997 would have been $1,661,000 (35.9% of sales), and using this adjusted amount, gross profit actually declined $634,000 during the first six months of 1998 as compared to the same period in 1997. This decline was due to the decline in revenue discussed above and a decline in gross profit margin from 35.9% in 1997 to 29.6% in 1998, due to a high level of sales of discontinued inventory items at discounted sales prices.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Consolidated selling, general and administrative expenses increased $1,390,000 during the six month period ended June 30, 1998 when compared to the same period in 1997. The increase is primarily the result of the selling, general and administrative expenses of the financial services segment ($1,810,000). This was partially offset by a $367,000 decrease at the wholesale distribution segment and a $58,000 decrease at the parent company. The reduction at the wholesale distribution segment was primarily due to lower wages ($157,000), lower sales commissions ($106,000), lower travel expenses ($53,000) and a general reduction in administrative expenses ($56,000). The decrease at the parent company was primarily due to lower salaries and wages ($61,000).

OTHER INCOME (EXPENSE)

         Consolidated other expense, net of other income, decreased $600,000 to $116,000 during the six month period ended June 30, 1998 when compared to the same period in 1997, primarily due to a reduction in interest expense at the wholesale distribution segment ($83,000) resulting from a lower level of borrowings under its Line of Credit as well as the 1997 period including one time charges of (1) $235,000 of expenses related to a proxy contest and (2) $282,000 in severance provisions pursuant to an employment agreement with the Company's former chief executive officer.

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

                         LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1998 the Company had working capital of $4.6 million and a current ratio of 1.2 to 1. This compares to working capital of $5.2 million and a current ratio of 2.6 to 1 at December 31, 1997. Cash for the six months ended June 30, 1998 decreased $1.6 million. The decline in the working capital ratio is primarily due to the purchases of large quantities of mortgage related securities by the financial services segment and the incurring of short-term obligations related to such purchases. The decline in working capital and cash is primarily the result of investment in the above mentioned mortgage related securities and the loss reported during the first six months of 1998.

         At June 30, 1998, Allen-Lewis had a demand note credit agreement with a bank that provided maximum borrowing capabilities of $4.0 million, subject to a borrowing base calculation, for working capital purposes and letters of credit. At June 30, 1998, Allen-Lewis had approximately $2.1 million outstanding from this Line of Credit and had approximately $394,000 available for borrowing.

         On September 15, 1997, NationsBank of Texas, N.A. ("NationsBank"), agreed to extend to the Company a $5,000,000 line of credit ("Line of Credit") for the Company's use in financing, to the extent the Company's funds are not sufficient, the initial operations of its new financial services segment. In order to obtain the Line of Credit and to secure a favorable rate of interest, Walter A. DeRoeck, Chairman of the Company, and Robert Thomajan, President of the Company, have each personally guaranteed the performance of the Company's obligations to NationsBank under the Line of Credit. The Line of Credit, which matures on September 15, 1998, calls for quarterly interest payments to be made by the Company at NationsBank's prime rate of interest, less .5%, per annum. Because of the guaranties provided by Messrs. DeRoeck and Thomajan, the Company was not required to secure the performance of its obligations under the Line of Credit by pledging as collateral any of its assets or other properties. The highest balance outstanding under this Line of Credit during the six month period ended June 30, 1998 was approximately $4.0 million and as of June 30, 1998, there was no balance outstanding.

         Effective January 30, 1998, TCC Industries, Inc. (the "Parent") and Paladin Financial, Inc. ("Paladin"), a wholly owned financial services subsidiary of the Company, entered into a Master Purchase Agreement (the "Agreement") with a bank (the "Bank") whereby Paladin can sell to the Bank up to $50,000,000 (the "Purchase Amount") of individual FHA Title I Home Improvement loans, mortgage-backed securities and conventional mortgage loans selected by Paladin and Paladin has the absolute and unconditional obligation to repurchase said loans and securities from the Bank at any time prior to January 30, 1999, upon five days notice from the Bank. On March 12, 1998 the Agreement was amended to increase the Purchase Amount to $60,000,000. In the event
Paladin does not fulfill its obligation to repurchase said loans and securities, the Bank is authorized to sell the individual loans and securities to third parties and Paladin is obligated to cover any loss incurred by the Bank on the sale. The Parent guaranteed Paladin's obligations in the Agreement. As of June 30, 1998, the Bank was holding approximately $15.7 million (market value) of such loans and securities pursuant to the Agreement, which market value was approximately equivalent to the original cost of such loans and securities.

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

                None.

Item 5.   Other Information

                None.

Item 6.   Exhibits and Reports on Form 8-K

6(a)      Exhibits:

                  11 The computation of diluted earnings (loss) per share would be the same as basic earnings (loss) per share, which is easily discernible on the face of the statements of operations included elsewhere herein.

                  27       Financial Data Schedules:

                           (i) For the quarterly period ended June 30, 1998.

6(b)      Reports on Form 8-K:

                  The following is the date and description of the events reported on Form 8-K filed during the second quarter of 1998 and the Form 8-K filed subsequently:

                  Date of Earliest Event
                  Reported on Form 8-K                         Description

                  (None)

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

                                                   TCC INDUSTRIES, INC.
                                            ------------------------------------
                                            (Registrant)

                                            /s/ WALTER A. DEROECK
                                            ------------------------------------
                                            WALTER A. DEROECK
                                            Chairman of the Board of Directors,
                                            Co-Chief Executive Officer and
                                            Principal Financial Officer

Date:  August 5, 1998

                                  EXHIBIT INDEX


EXHIBIT
  NO.
-------

11 The computation of diluted earnings (loss) per share would be the same as basic earnings (loss) per share, which is easily discernible on the face of the statements of operations included elsewhere herein.

27                Financial Data Schedules:

                  (i)      For the quarterly period ended June 30, 1998