Form 10-Q
period 1998-09-30
TCC INDUSTRIES INC
filed 1998-11-16
CIK 96918

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

Yes   X    No
    -----     -----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes      No
   -----   -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,814,615 shares as of October 30, 1998.

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

         Management's Discussion and Analysis

Part II. Other Information

         Signatures

                      TCC INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)


                                      September 30,  December 31,
   ASSETS                                1998           1997
                                      -------------  ------------
Current assets:
   Cash and cash equivalents            $    964      $  2,869

   Receivables:
      Trade receivables, net
         of allowance of
         $48 and $92, respectively           545           737
      Other, including interest              368            50
                                        --------      --------
                                             913           787
                                        --------      --------
   Current portion of interest-only
      strip receivable                       481           552

   Loans held for sale                    26,166            --

   Wholesale inventory, net of
      valuation allowance of
      $1,175 and $905, respectively        2,826         4,193

   Other                                     236           208
                                        --------      --------
         Total current assets             31,586         8,609
                                        --------      --------

Property, plant and equipment              3,981         3,415
   less accumulated depreciation          (1,680)       (1,554)
                                        --------      --------
                                           2,301         1,861
                                        --------      --------

Long-term portion of interest-only
   strip receivable                        1,991         2,362

Other assets                                 312           429
                                        --------      --------
         Total assets                   $ 36,190      $ 13,261
                                        ========      ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                      TCC INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - continued
                                   (Unaudited)
                      (In thousands, except share amounts)


   LIABILITIES AND                            September 30,  December 31,
   SHAREHOLDERS' EQUITY                           1998           1997
                                              -------------  ------------
Current liabilities:
   Notes payable                                 $    823      $  1,925
   Loans sold under agreements to repurchase       26,317            --
   Current maturities of long-term debt               619           762
   Accounts payable                                    61           350
   Accrued expenses                                   453           327
                                                 --------      --------
         Total current liabilities                 28,273         3,364

Long-term debt, less current
   maturities                                       2,529         2,813

Deferred liabilities                                  102           110
                                                 --------      --------
         Total liabilities                         30,904         6,287
                                                 --------      --------
Commitments and contingencies

Shareholders' equity:
   Preferred stock, authorized
      2,000,000 shares, no par
      value, no shares issued                          --            --
   Common stock, authorized
      10,000,000 shares, par
         value $1 per share,
         2,841,601 shares issued                    2,842         2,842
   Additional paid-in capital                       8,725         8,733
   Accumulated deficit                             (6,193)       (4,401)
                                                 --------      --------
                                                    5,374         7,174
   Less treasury stock,
         26,986 and 61,386 shares,
         respectively, at cost                        (88)         (200)
                                                 --------      --------
         Total shareholders'
            equity                                  5,286         6,974
                                                 --------      --------
         Total liabilities
            and shareholders'
            equity                               $ 36,190      $ 13,261
                                                 ========      ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                      TCC INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                      For the Three Months Ended September 30,
                                                            1998                     1997
                                                          --------                 --------
Financial services:
   Sale of securities and loans                             12,516                       --
   Cost of securities and loans sold                        12,202                       --
                                                          --------                 --------
         Gain on sale of securities                            314                       --
   Commissions and fees                                         10                       --
   Interest income                                             727                       --
   Interest expense                                           (434)                      --
                                                          --------                 --------
         Gross profit                                          617                       --
                                                          --------                 --------
Wholesale distribution:
   Revenue                                                $    988                 $  1,576
   Cost of goods sold                                          783                    1,416
                                                          --------                 --------
         Gross profit                                          205                      160
                                                          --------                 --------
Selling, general and administrative expenses                 1,664                    1,254
                                                          --------                 --------
         Operating loss                                       (842)                  (1,094)
                                                          --------                 --------
Other income (expense):
   Interest income                                              55                       16
   Interest expense                                           (126)                    (131)
   Other, net                                                   21                       16
                                                          --------                 --------
         Net other income (expense)                            (50)                     (99)
                                                          --------                 --------
Loss from continuing operations before
   provision for income taxes                                 (893)                  (1,193)
Provision for state income taxes                                 1                        1
                                                          --------                 --------
Loss from continuing operations                               (894)                  (1,194)
Income from discontinued operation                              --                       61
Loss from disposal of discontinued operation                    --                     (475)
                                                          --------                 --------
Net loss                                                  $   (894)                $ (1,608)
                                                          ========                 ========
Weighted average number of common and
   common equivalent shares outstanding                      2,803                    2,762
                                                          ========                 ========
Basic and diluted earnings (loss) per common share:
     From continuing operations                           $  (0.32)                $  (0.43)
     From discontinued operation                                --                     0.02
     From disposal of discontinued operation                    --                    (0.17)
                                                          --------                 --------
     Net loss                                             $  (0.32)                $  (0.58)
                                                          ========                 ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                      TCC INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                      For the Three Months Ended September 30,
                                                            1998                     1997
                                                          --------                 --------
Financial services:
   Sale of securities and loans                           $ 77,463                 $     --
   Cost of securities and loans sold                        76,343                       --
                                                          --------                 --------
         Gain on sale of securities                          1,120                       --
   Commissions and fees                                        482                       --
   Interest income                                           1,519                       --
   Interest expense                                           (824)                      --
                                                          --------                 --------
         Gross profit                                        2,297                       --
                                                          --------                 --------
Wholesale distribution:
   Revenue                                                   4,453                    6,209
   Cost of goods sold                                        3,220                    4,817
                                                          --------                 --------
         Gross profit                                        1,233                    1,392
                                                          --------                 --------
Selling, general and administrative expenses                 5,152                    3,351
                                                          --------                 --------
         Operating loss                                     (1,622)                  (1,959)
                                                          --------                 --------
Other income (expense):
   Interest income                                             192                       33
   Interest expense                                           (441)                    (400)
   Other, net                                                   81                     (448)
                                                          --------                 --------
                                                              (168)                    (815)
                                                          --------                 --------
Loss from continuing operations before
   provision for income taxes                               (1,790)                  (2,774)
Provision for state income taxes                                 2                        4
                                                          --------                 --------
Loss from continuing operations                             (1,792)                  (2,778)
Income from discontinued operation                              --                      525
Loss from disposal of discontinued operation                    --                     (475)
                                                          --------                 --------
Net loss                                                  $ (1,792)                $ (2,728)
                                                          ========                 ========
Weighted average number of common and
   common equivalent shares outstanding                      2,803                    2,762
                                                          ========                 ========
Basic and diluted earnings (loss) per common share:
     From continuing operations                           $  (0.64)                $  (1.01)
     From discontinued operation                                --                     0.19
     From disposal of discontinued operation                    --                    (0.17)
                                                          --------                 --------
     Net loss                                             $  (0.64)                $  (0.99)
                                                          ========                 ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                      TCC INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED September 30, 1998
                                   (Unaudited)
                                 (In thousands)



                                        Par Value      Additional
                      Number of         of Common       Paid-in       Accumulated      Treasury
                        Shares            Shares        Capital         Deficit          Stock          Total
                      ----------        ----------     ----------     ------------     ----------     ----------
Balances,
January 1, 1998            2,842        $    2,842     $    8,733     $     (4,401)    $     (200)    $    6,974

Net loss                                                                    (1,792)                       (1,792)

Exercise of
stock option                                                   (8)                            112            104
                      ----------        ----------     ----------     ------------     ----------     ----------

Balances,
September 30, 1998         2,842        $    2,842     $    8,725     $     (6,193)    $      (88)    $    5,286
                      ----------        ----------     ----------     ------------     ----------     ----------

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                      TCC INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                           For the Nine Months Ended September 30,
                                                                1998                   1997
                                                              --------               --------
Net cash provided (used) by operating activities:
   Continuing operations, net                                 $(26,452)              $ (1,783)
   Discontinued operation, net                                      --                    441
                                                              --------               --------
         Net cash used by operating activities                $(26,452)                (1,342)
                                                              --------               --------

Cash flows of investing activities:
   Additions to property, plant and
         equipment                                                (649)                  (102)
   Proceeds from sale of assets                                      7                     10
   Collections of interest-only
      strip receivable                                             442                     --
                                                              --------               --------
         Net cash used by continuing
            operations                                            (200)                   (92)
         Proceeds from sale of discontinued
            operation                                               --                  5,922
         Net cash used by discontinued operation                    --                   (125)
                                                              --------               --------
         Net cash provided (used) by investing
            activities                                            (200)                 5,705
                                                              --------               --------
Cash flows of financing activities:
   Net borrowings on notes payable and
         repurchase agreements                                  25,215                    588
   Long-term debt paid                                            (572)                   (93)
   Proceeds from exercise of stock options                         104                     --
                                                              --------               --------
         Net cash provided by continuing
            operations                                          24,747                    495
         Net cash used by discontinued operation                    --                    (99)
                                                              --------               --------
         Net cash provided by financing
         activities                                             24,747                    396
                                                              --------               --------

Net increase (decrease) in cash and cash
   equivalents                                                  (1,905)                 4,761

Cash and cash equivalents at beginning
   of period                                                     2,869                    779
                                                              --------               --------
Cash and cash equivalents at end
   of period                                                  $    964               $  5,540
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

                  Mortgage-Backed Securities

                  Mortgage-backed securities consist entirely of Federal National Mortgage Association ("Fannie Mae") mortgage-backed securities that have been created and issued by Fannie Mae. These mortgage-backed securities represent interest-bearing, marketable obligations of Fannie Mae, which are carried at market value and accounted for as trading securities pursuant to Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 65, "Accounting for Certain Mortgage Banking Activities". No mortgage-backed securities were outstanding at September 30, 1998 and December 31, 1997.

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

                  The Company carries its interest-only strip receivable based upon estimates of future cash flow, which considers assumptions as to the rates of prepayments, and defaults of the Title I Mortgage Loans underlying the mortgage backed securities. There is a reasonable possibility that changes in the value of the interest-only strip receivable could occur in the short term and that the changes could be material to the Company's financial statements.

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

                  Fair Value of Financial Instruments

                  The Company's financial instruments, as defined by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", include cash and cash equivalents, trade receivables, loans held for sale, loans sold under agreements to repurchase, interest-only strip receivable, accounts payable, accrued expenses and debt. All financial instruments except the interest-only strip receivable are accounted for on a historical cost basis, which approximates fair value at September 30, 1998 and December 31, 1997. At September 30, 1998 and December 31, 1997 the carrying value of the interest-only strip receivable approximates fair value.

                  Impairment of Long-Lived Assets

                  SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of", prescribes that an impairment loss is recognized in the event that facts and circumstances indicate that the carrying amount of an asset may not be recoverable, and an estimate of future undiscounted cash flows is less than the carrying amount of the asset. Impairment is recorded based on an estimate of future discounted cash flows as identified at the lowest level for which there are identifiable cash flows for a particular group of assets. No impairment of long-lived assets was recorded on the financial statements for the nine month period ended September 30, 1998.

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

Note 2            Recent Accounting Pronouncements

                    In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. Management has determined it has two operating segments and the required disclosures will not have a material effect.

                    In February 1998, the FASB issued SFAS 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits", which significantly changes current financial statement disclosure requirements from those that were required under SFAS No. 87, "Employers' Accounting for Pensions", SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and SFAS No. 106, "Employers Accounting for Postretirement Benefits Other Than Pensions". SFAS No. 132 does not change the existing measurement or recognition provisions of SFAS Nos. 87, 88 or 106. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. Management has determined that SFAS No. 132 will have no effect on its financial statement disclosures.

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

                  In October 1998, the FASB issued SFAS No. 134 "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." SFAS No. 134 amends SFAS No. 65, "Accounting for Certain Mortgage Backed Securities", to require that after an entity that is engaged in mortgage banking activities has securitized mortgage loans that are held for sale, it must classify the resulting retained mortgage-backed securities or other retained interests (1) based on its ability and intent to sell or hold those investments or (2) in cases where the entity commits to sell a retained mortgage-backed security before or during the securitization process, they must be classified as trading. Previously, SFAS 65 required that after an entity that is engaged in mortgage banking activities has securitized a mortgage loan that is held for sale, it must classify the resulting retained mortgage-backed securities or other retained interests as trading, regardless of the entity's intent to sell or hold the securities or retained interests. SFAS 134 conforms (1) the accounting for securities that have been retained after the securitization of mortgage loans by a mortgage banking enterprise with (2) the accounting for securities that have been retained after the securitization of other types of assets by a non-mortgage banking enterprise. SFAS 134 is effective for the first fiscal quarter beginning after December 15, 1998, with earlier application encouraged. The Company intends to early adopt SFAS 134 and, in the opinion of management, its adoption won't have a material effect on the Company's financial statements and the notes thereto.

Note 3            Securities and Loans Sold Under Agreements to Repurchase

                  Effective January 30, 1998, TCC Industries, Inc. (the "Parent") and Paladin Financial, Inc. ("Paladin"), a wholly-owned financial services subsidiary of the Company, entered into a Master Purchase Agreement (the "Master Agreement") with a bank (the "Bank") whereby Paladin can sell to the Bank up to $50,000,000 (the "Purchase Amount") of individual FHA Title I Home Improvement loans, mortgage-backed securities and conventional mortgage loans selected by Paladin, and Paladin has the absolute and unconditional obligation to repurchase said loans and securities from the Bank at any time prior to January 30, 1999, upon five days notice from the Bank. On March 12, 1998 the Master Agreement was amended to increase the Purchase Amount to $60,000,000. In the event Paladin does not fulfill its obligation to repurchase said loans and securities, the Bank is authorized to sell the individual loans and securities to third parties, and Paladin is obligated to cover any loss incurred by the Bank on the sale. The Parent guaranteed Paladin's obligations in the Master Agreement. As of September 30, 1998, the Bank was holding approximately $26.3 million (market value) of such loans and securities pursuant to the Master Agreement, which market value was approximately equivalent to the original cost of such loans and securities.

                  Effective October 2, 1998, the Parent and Paladin entered into a Student Loan Agreement (the "Agreement") with a bank (the "Bank") whereby the Bank may originate and fund up to $30,000,000 (the "Funding Amount") of Consolidation Student Loans (the "Loans") referred by Paladin. The Loans are guaranteed under guarantee programs established under the requirements of the Higher Education Act of 1965, and Paladin has the absolute and unconditional obligation to repurchase the Loans from the Bank at any time prior to September 30, 1999, upon three days notice from the Bank. In the event Paladin does not fulfill its obligation to repurchase the Loans, the Bank is authorized to sell the Loans to eligible third parties, and Paladin is obligated to cover any loss incurred by the Bank on the sale. The Parent guaranteed Paladin's obligations in the Agreement.

Note 4            Agreements With Related Parties

         On September 15, 1997, NationsBank of Texas, N.A. ("NationsBank"), agreed to extend to the Company a $5,000,000 line of credit ("Line of Credit") for the Company's use in financing, to the extent the Company's funds are not sufficient, the initial operations of its new financial services segment. In order to obtain the Line of Credit and to secure a favorable rate of interest, Walter A. DeRoeck, Chairman of the Company, and Robert Thomajan, President of the Company, have each personally guaranteed the performance of the Company's obligations to NationsBank under the Line of Credit. As of September 15, 1998 the Line Of Credit was renewed for another year and, at the request of the guarantors, the amount was reduced to $3,000,000. The Line of Credit, which matures on September 15, 1999, calls for quarterly interest payments to be made by the Company at NationsBank's prime rate of interest, less .5%, per annum. Because of the guaranties provided by Messrs. DeRoeck and Thomajan, the Company was not required to secure the performance of its obligations under the Line of Credit by pledging as collateral any of its assets or other properties. The highest balance outstanding under this Line of Credit during the nine month period ended September 30, 1998 was approximately $4.0 million and as of September 30, 1998, there was no balance outstanding.

                  As of March 27, 1998, the Chairman of the Board entered into an accommodation with Paladin whereby the Chairman acquired on Paladin's behalf approximately $10.3 million in FNMA mortgage-backed securities. These securities were sold during the quarter ended June 30, 1998 resulting in a gain to Paladin, and the transaction had no consequence or benefit to the Chairman.

Note 5            Commitments and Contingencies

                  There are sundry claims pending against certain of the Company's subsidiaries, all of which are incidental to the ordinary course of business and, in the opinion of the Company's management, should not result in any significant liability.

                  The two principal executives of the Company are serving without compensation until the Company achieves profitability.

                  YEAR 2000 COMPLIANCE:

                  The Company has a program in place designed to bring its software and hardware systems into Year 2000 compliance in time to minimize any significant detrimental effects there might be on operations. The program covers information systems infrastructure, financial and administrative systems, vendors and customers. The Company is utilizing internal personnel, contract programmers and vendors to both identify Year 2000 noncompliance problems, modify code and test the modifications.

                  The Company's two business segments each have their own computer equipment and programs.

                  The financial services segment began business in October 1997 and at that time purchased and installed new computer equipment and software programs which are Year 2000 compliant. The segment is over 90% complete on vendor interface and testing, 60% complete with interfaces with legacy systems, 60% complete on contacting business partners and associates and 60% complete with diagnostic testing. The segment expects to complete all of its work well before the end of 1999 and expects to incur few additional costs. The segment expects few, if any, problems due to third party noncompliance.

                  The wholesale distribution segment is in the process of upgrading its computer hardware and software at a cost of approximately $60,000. The upgrades will bring the segment into full Year 2000 compliance. The segment relies on third party suppliers for all of its inventory, water, utilities, transportation and other key services. Interruption of supplier operations due to Year 2000 issues could affect the segment's operations. The segment has initiated efforts to evaluate the status of suppliers' compliance efforts and to determine alternatives and contingency plan requirements. These activities are intended to provide a means of managing risk, but cannot eliminate the potential for disruption due to third party failure. The segment is also dependent upon its customers for sales and cash flow. Year 2000 interruptions in customer operations could result in reduced sales, increased inventory or receivable levels and cash flow reductions. While these events are possible, the segment's customer base is broad enough to minimize the affects of a single occurrence. Both customer and supplier contact have just begun and completion of interfacing and testing is expected to be completed by the middle of 1999.

Note 6            Discontinued Operation

                  On September 19, 1997 a wholly owned subsidiary of the Company, Meyer Machine Company, completed the sale of all of its assets for a cash consideration of $6,000,000 plus the assumption of its liabilities by the purchaser. The purchaser was Meyer Acquisition Corporation, Inc. whose principal, Eugene Teeter, had been the President of Meyer Machine Company. The Company reported a loss on the sale of $457,000. During the three month and nine month periods ended September 30, 1997 revenue from Meyer Machine Company and its subsidiaries was $2.3 million and $7.7 million, respectively.

Note 7            New Businesses

         In early September 1997, the Company completed the organization of and commenced the operations of three new subsidiaries to engage in a broad range of merchant and investment banking services and to build a national consumer finance organization. Paladin

Financial, Inc. is primarily engaged in the origination, purchase and disposition of loans and the related real estate mortgages. Barton Creek Capital Corporation (Barton Creek) is engaged in developing an external client base for which it will provide a broad range of merchant and investment banking services, including private placements, mergers and acquisitions, and other financial advisory services. Texas Capital Markets, Inc., assists Paladin with the development and implementation of loan products and programs, the negotiation and closing of bulk loan purchases, the development and implementation of various loan disposition strategies and the procurement of the various financing facilities necessary for the implementation of loan programs that are undertaken by Paladin.

         In July, 1998 the Company announced its plan to develop a network of Small Order Execution System (SOES) cooperative trading operations. A Small Order Execution System platform enables its customers(who are traders) to access the stock market through the Electronic Connectivity Network and the Small Order Execution System, a fully linked and automated computer network run by NASDAQ. SOES was created to give individuals equal access to the market on par with that of market makers and allows a small customer order to be input directly into the NASDAQ system. The Company's first office is being opened in Austin, Texas and is expected to be operational by November 1998.

         Although success in these new fields of endeavor cannot be assured, the Company believes that the unique synergy among these subsidiaries will help provide a competitive advantage as the Company enters a new era of operations.

                      TCC INDUSTRIES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


                  The following is management's discussion and analysis of the results of operations and financial condition of TCC Industries, Inc. and Subsidiaries (the "Company") during the periods included in the accompanying consolidated financial statements. The discussion below relates to material changes in the results of continuing operations for the three and nine month periods ended September 30, 1998 as compared to the same periods ended September 30, 1997 and to material changes in the financial condition of the Company occurring since the prior year end of December 31, 1997. The reader is invited to review Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 for further details regarding the significant factors affecting the results of operations and financial condition of the Company.

             COMPARISONS OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED September 30, 1998 AND September 30, 1997

                  The Company reported a net loss from continuing operations for the three months ended September 30, 1998 of $894,000 on revenue, including proceeds from sale of securities, of $14,241,000 as compared to a loss of $1,608,000 on revenue (no securities were sold) of $1,576,000 for the same period in 1997.

                  On September 19, 1997 the Company sold substantially all of the assets of its manufacturing segment for $6,000,000 in cash and the assumption of its liabilities by the purchaser and reported a loss on sale of $457,000 (see note 6 to consolidated financial statements).

                  In early September, 1997 the Company completed the organization of and commenced the operations of three new subsidiaries that are engaged in a broad range of merchant and investment banking services and consumer finance (the financial services segment). See note 7 to consolidated financial statements for a description of these businesses.

REVENUE

                  Consolidated revenue, including proceeds from sale of securities, from continuing operations increased $12,665,000 to $14,241,000 for the third quarter of 1998 as compared to revenue (no securities were sold) of $1,576,000 for the third quarter of 1997. The increase in revenue is primarily due to the purchase and sale of financial instruments by the financial services segment and reflects the shift of the Company from a manufacturing company to primarily a financial services company (see note 7 to consolidated financial statements). Revenue at the wholesale distribution segment declined $588,000 to $988,000 due to a decline in the booking of orders that occurred during the 1997 booking season (such decline continues a pattern that began in 1993).

GROSS PROFIT

                  Consolidated gross profit from continuing operations increased $662,000 to $822,000 in the second quarter of 1998 when compared to $160,000 for the same period in 1997.

                  The gross profit at the financial services segment during the second quarter of 1998 was $617,000. The financial services segment began operations in the fourth quarter of 1997 (see note 7 to consolidated financial statements), therefore no gross profit existed during the third quarter of 1997.

                  At the wholesale distribution segment, gross profit increased $45,000 to $205,000 (20.7% of sales) during the third quarter of 1998 as compared to $160,000 (10.1% of sales) for the same quarter of 1997. During the third quarter of 1997 the wholesale distribution segment recorded a $300,000 provision associated with the segments' decision to rapidly reduce inventory levels primarily through incentive discounts on certain items. The recording of this provision is the primary reason gross profit during the third quarter of 1997 at the wholesale distribution segment was abnormally low. Excluding this provision gross profit during the second quarter of 1997 would have been $460,000 (29.2% of sales).

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                  Consolidated selling, general and administrative expenses increased $410,000 during the third quarter of 1998 when compared to the same period in 1997. The increase is primarily the result of the selling, general and administrative expenses of the financial services segment ($808,000) and a $51,000 increase at the parent company (salaries and wages of $60,000 less a $9,000 decrease in other general and administrative expenses). These increases were partially offset by a $473,000 decrease at the wholesale distribution segment which was primarily due to lower wages ($112,000), lower sales commissions ($64,000), lower travel expenses ($21,000) and a general reduction in administrative and selling expenses ($47,000). Also, the 1997 period included the write-off of $226,000 by the wholesale distribution segment of the remaining unamortized portion of its goodwill.

OTHER INCOME (EXPENSE)

                  Consolidated other expense, net of other income, decreased $49,000 to $50,000 during the third quarter of 1998 when compared to the same period in 1997, due to an increase in interest income at the financial services segment.

                      TCC INDUSTRIES, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS - (CONTINUED)


              COMPARISONS OF THE RESULTS OF OPERATIONS FOR THE NINE
             MONTHS ENDED September 30, 1998 AND September 30, 1997

            The Company reported a net loss for the nine month period ended September 30, 1998 of $1,792,000 on revenue, including proceeds from sale of securities, of $83,917,000 as compared to a loss of $2,728,000 on revenue (no securities were sold) of $6,209,000 for the same period in 1997.

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

REVENUE

            Consolidated revenue, including proceeds from sale of securities, from continuing operations increased $77,670,000 to $83,917,000 for the nine month period ended September 30, 1998 as compared to revenue (no securities were sold) of $6,209,000 for the same period in 1997. The increase in revenue is primarily due to the purchase and sale of financial instruments by the financial services segment and reflects the shift of the Company from a manufacturing company to primarily a financial services company (see note 7). Revenue at the wholesale distribution segment declined $1,756,000 to $4,453,000 due to a decline in the booking of orders that occurred during the 1997 booking season (such decline continuing a pattern that began in 1993).

GROSS PROFIT

            Consolidated gross profit from continuing operations increased $2,138,000 to $3,530,000 for the nine month period ended September 30, 1998 when compared to $1,392,000 for the same period in 1997.

            The gross profit at the financial services segment during the first nine months of 1998 was $2,297,000. The financial services segment began operations in the fourth quarter of 1997 (see note 7), therefore no gross profit existed during the first nine months of 1997.

            At the wholesale distribution segment, gross profit decreased $159,000 to $1,233,000 (27.6% of sales) during the first nine months of 1998 as compared to $1,392,000 (22.4% of sales) for the same period in 1997. During the first nine months of 1997 the wholesale distribution segment recorded a $729,000 provision associated with the segments' decision to rapidly reduce inventory levels primarily through incentive on certain items. The recording of this provision is the primary reason gross profit margin during the first nine months of 1997 at the wholesale distribution segment was abnormally low. Excluding this provision gross profit during the first nine months of 1997 would have been $2,121,000 (34.2% of sales). The reduction in gross profit margin from 34.2% in 1997 to 27.7% in 1998 was due to a high level of sales of discontinued inventory items at discounted sales prices.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

            Consolidated selling, general and administrative expenses increased $1,801,000 during the nine month period ended September 30, 1998 when compared to the same period in 1997. The increase is primarily the result of the selling, general and administrative expenses of the financial services segment ($2,616,000) which was offset by a $840,000 decrease at the wholesale distribution segment. The reduction at the wholesale distribution segment was primarily due to lower wages ($269,000), lower sales commissions ($170,000), lower travel expenses ($74,000) and a general reduction in administrative and selling expenses ($101,000). Also, in 1997, the wholesale distribution segment wrote-off the remaining $226,000 unamortized portion of its goodwill.

OTHER INCOME (EXPENSE)

            Consolidated other expense, net of other income, decreased $647,000 to $168,000 during the nine month period ended September 30, 1998 when compared to the same period in 1997, primarily due to a reduction in interest expense at the wholesale distribution segment ($134,000) resulting primarily from a lower level of borrowings under its Line of Credit, as well as the 1997 period including one time charges of (1) $241,000 of expenses related to a proxy contest and (2) $286,000 in severance provisions pursuant to an employment agreement with the Company's former chief executive officer.

                      TCC INDUSTRIES, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS - (CONTINUED)


         FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

New Financial Services Group:

         In early September, 1997 the Company completed the organization of and commenced the operations of three new subsidiaries to engage in a broad range of merchant and investment banking services and to build a national consumer finance organization. Paladin Financial, Inc. is primarily engaged in the origination, purchase and disposition of loans and the related real estate mortgages. Barton Creek Capital Corporation (Barton Creek)is engaged in developing an external client base for which it will provide a broad range of merchant and investment banking services, including private placements, mergers and acquisitions, and other financial advisory services. Barton Creek also assists Paladin with the development and implementation of loan products and programs, the negotiation and closing of bulk loan purchases, the development and implementation of various loan disposition strategies and the procurement of the various financing facilities necessary for the implementation of loan programs that are undertaken by Paladin.

         In July, 1998 the Company announced its plan to develop a network of Small Order Execution System (SOES) cooperative trading operations. A Small Order Execution System platform enables its customers(who are traders) to access the stock market through the Electronic Connectivity Network and the Small Order Execution System, a fully linked and automated computer network run by NASDAQ. SOES was created to give individuals equal access to the market on par with that of market makers and allows a small customer order to be input directly into the NASDAQ system. The Company's first office is being opened in Austin, Texas and is expected to be operational by November 1998.


                         LIQUIDITY AND CAPITAL RESOURCES

                  At September 30, 1998 the Company had working capital of $3.3 million and a current ratio of 1.1 to 1. This compares to working capital of $5.2 million and a current ratio of 2.6 to 1 at December 31, 1997. Cash for the nine months ended September 30, 1998 decreased $1.9 million. The decline in the working capital ratio is primarily due to the purchases of large quantities of mortgage related securities by the financial services segment and the incurrence of short-term obligations related to such purchases. The decline in working capital and cash is primarily the result of investment in the above mentioned mortgage related securities and the loss reported during the first nine months of 1998.

         At September 30, 1998, Allen-Lewis had a demand note credit agreement with a bank that provided maximum borrowing capabilities of $3.0 million, subject to a borrowing base calculation, for working capital purposes and letters of credit. At September 30, 1998, Allen-Lewis had $823,000 outstanding from this Line of Credit and had $69,000 available for borrowing.

                  On September 15, 1997, NationsBank of Texas, N.A. ("NationsBank"), agreed to extend to the Company a $5,000,000 line of credit ("Line of Credit") for the Company's use in financing, to the extent the Company's funds are not sufficient, the initial operations of its new financial services segment. In order to obtain the Line of Credit and to secure a favorable rate of interest, Walter A. DeRoeck and Robert Thomajan, co-chief executive officers of the Company, have each personally guaranteed the performance of the Company's obligations to NationsBank under the Line of Credit. As of September 15, 1998 the Line Of Credit was renewed for another year and, at the request of the guarantors, the amount was reduced to $3,000,000. The Line of Credit, which matures on September 15, 1999, calls for quarterly interest payments to be made by the Company at NationsBank's prime rate of interest, less .5%, per annum. Because of the guaranties provided by Messrs. DeRoeck and Thomajan, the Company was not required to secure the performance of its obligations under the Line of Credit by pledging as collateral any of its assets or other properties. The highest balance outstanding under this Line of Credit during the nine month period ended September 30, 1998 was approximately $4.0 million and as of September 30, 1998, there was no balance outstanding. As of October 31, 1998, the balance outstanding was $2,250,000.

                  Effective January 30, 1998, TCC Industries, Inc. (the "Parent") and Paladin Financial, Inc. ("Paladin"), a wholly owned financial services subsidiary of the Company, entered into a Master Purchase Agreement (the "Master Agreement") with a bank (the "Bank") whereby Paladin can sell to the Bank up to $50,000,000 (the "Purchase Amount") of individual FHA Title I Home Improvement loans, mortgage-backed securities and conventional mortgage loans selected by Paladin, and Paladin has the absolute and unconditional obligation to repurchase said loans and securities from the Bank at any time prior to January 30, 1999, upon five days notice from the Bank. On March 12, 1998 the Master Agreement was amended to increase the Purchase Amount to $60,000,000. In the event Paladin does not fulfill its obligation to repurchase said loans and securities, the Bank is authorized to sell the individual loans and securities to third parties, and Paladin is obligated to cover any loss incurred by the Bank on the sale. The Parent guaranteed Paladin's obligations in the Master Agreement. As of September 30, 1998, the Bank was holding approximately $26.3 million (market value) of such loans and securities pursuant to the Master Agreement, which market value was approximately equivalent to the original cost of such loans and securities.

                  Effective October 2, 1998, the Parent, and Paladin entered into a Student Loan Agreement (the "Agreement") with a bank (the "Bank") whereby the Bank may originate and fund up to $30,000,000 (the "Funding Amount") of Consolidation Student Loans (the "Loans") referred by Paladin. The Loans are guaranteed under guarantee programs established under the requirements of the Higher Education Act of 1965, and Paladin has the absolute and unconditional obligation to repurchase the Loans from the Bank at any time prior to September 30, 1999, upon three days notice from the Bank. In the event Paladin does not fulfill its obligation to repurchase the Loans, the Bank is authorized to sell the Loans to eligible third parties, and Paladin is obligated to cover any loss incurred by the Bank on the sale. The Parent guaranteed Paladin's obligations in the Agreement.

                  For information on the impact of recent accounting pronouncements see Note 2 to the consolidated financial statements appearing elsewhere herein.

                      TCC INDUSTRIES, INC. AND SUBSIDIARIES
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1998

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

          27       Financial Data Schedules:

                   (i) For the quarterly period ended September 30, 1998.

6(b)      Reports on Form 8-K:

                  The following is the date and description of the events reported on Form 8-K filed during the third quarter of 1998 and the Form 8-K filed subsequently:

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

Date:  November 12, 1998

                                  EXHIBIT INDEX


EXHIBIT
  NO.
-------
11                The computation of diluted earnings (loss) per share would be the same as basic earnings (loss) per share, which is easily discernible on the face of the statements of operations included elsewhere herein.

27                Financial Data Schedules:

                  (i)      For the quarterly period ended September 30, 1998